Form 10-Q
period 1996-03-31
EAGLE FINANCE CORP
filed 1996-05-15
CIK 921863

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   (For the Quarterly Period Ended March 31, 1996)

                                          OR

    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For Transition Period From                 to
                                    ----------------  ---------------

                   Commission File Number:  0-24286


                                 EAGLE FINANCE CORP.
                       ---------------------------------------
                (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                     36-2464365
    ------------------------                ----------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification Number)
Incorporation or Organization)

1425 TRI-STATE PARKWAY, GURNEE, ILLINOIS                             60031-4060
- - ----------------------------------------                             ----------
(Address of Principal Executive Offices)                             (Zip Code)

                                    (847) 855-7150
                  --------------------------------------------------
                 (Registrant's Telephone Number, Including Area Code)



    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X     NO
                                              -------    -------


        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

10,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE AUTHORIZED AND 4,189,100 SHARES WERE ISSUED AND OUTSTANDING AS OF MARCH 31, 1996.

                                  EAGLE FINANCE CORP.

                                      FORM 10-Q

                               ------------------------
                                  TABLE OF CONTENTS

                               ------------------------
                                                                         PAGE
                                                                        NUMBER
                            Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .   3

         Statements of Income. . . . . . . . . . . . . . . . . . . . .   4

         Statements of Changes in Stockholders' Equity . . . . . . . .   5

         Statements of Cash Flows. . . . . . . . . . . . . . . . . . .   6

         Notes to Financial Statements . . . . . . . . . . . . . . . .   7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . .   8

                             PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .   18

Item 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . .   18

Item 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .   18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . .   18

Item 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .   18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .   18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1

                                 EAGLE FINANCE CORP.

                                    BALANCE SHEETS
                 As of March 31, 1996 and 1995 and December 31, 1995
                                     (Unaudited)

                                        ASSETS



                                                           March 31,                   December 31,
                                               ---------------------------------      --------------
                                                   1996                1995                1995
                                               ------------         ------------      --------------
Finance receivables, net . . . . . . . . . .   $135,862,572         $91,080,217        $145,718,866
Nonrefundable acquisition discount . . . . .     (5,822,802)        (10,913,407)         (9,428,152)
Allowance for credit losses. . . . . . . . .    (12,007,705)         (1,248,800)        (10,807,835)
                                               ------------         -----------        ------------
                                                118,032,065          78,918,010         125,482,879
Cash . . . . . . . . . . . . . . . . . . . .      1,693,422           1,364,456           2,069,217
Money market investments . . . . . . . . . .        545,000                  --             545,000
Prepaid expenses and debt issuance costs . .      1,145,756             145,516           1,142,925
Repossessed or titled assets . . . . . . . .      4,447,186             825,750           4,429,140
Deferred income tax. . . . . . . . . . . . .      4,136,270             359,041           4,136,270
Other assets . . . . . . . . . . . . . . . .      1,385,471             512,107           1,253,046
                                               ------------         -----------        ------------
                                               $131,385,170         $82,124,880        $139,058,477
                                               ------------         -----------        ------------
                                               ------------         -----------        ------------


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt. . . . . . . . . . . . . . . . .   $ 92,662,901         $58,997,049        $100,651,557
Subordinated debt. . . . . . . . . . . . . .     18,086,706           1,346,863          18,045,298
Accrued interest . . . . . . . . . . . . . .        732,341             538,570             502,834
Accrued income tax . . . . . . . . . . . . .        710,644             796,276             683,144
Accounts payable and accrued liabilities . .      3,112,618           3,891,456           3,180,328
Unearned insurance commissions . . . . . . .         42,220              93,683              46,115
Dealer reserves. . . . . . . . . . . . . . .        295,152              12,204             292,864
                                               ------------         -----------        ------------
Total liabilities. . . . . . . . . . . . . .    115,642,582          65,676,101         123,402,140
Stockholders' equity:
Preferred Stock, authorized 3,000,000 shares;
   none issued . . . . . . . . . . . . . . .             --                  --                  --
Common Stock:  $.01 par value, authorized
   10,000,000 shares, issued and outstanding
   4,189,100 shares at March 31, 1996 and
   December 31, 1995 and 4,180,000 shares at
   March 31, 1995. . . . . . . . . . . . . .         41,891              41,800              41,891
Additional paid-in capital . . . . . . . . .     13,514,422          13,392,437          13,514,422
Retained earnings. . . . . . . . . . . . . .      2,186,275           3,014,542           2,100,024
                                               ------------         -----------        ------------
Total stockholders' equity . . . . . . . . .     15,742,588          16,448,779          15,656,337
                                               ------------         -----------        ------------
                                               $131,385,170         $82,124,880        $139,058,477
                                               ------------         -----------        ------------
                                               ------------         -----------        ------------



                   See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.

                                 STATEMENTS OF INCOME
                      Three Months Ended March 31, 1996 and 1995
                                     (Unaudited)



                                                                        Three months ended March 31,
                                                                      -------------------------------
                                                                          1996                1995
                                                                      ------------        ------------
Interest Income:
   Interest and fee income . . . . . . . . . . . . . . . . . . .     $8,080,506          $4,848,233
   Interest expense. . . . . . . . . . . . . . . . . . . . . . .     (2,388,923)         (1,419,729)
                                                                      ----------          ----------
Net interest income. . . . . . . . . . . . . . . . . . . . . . .      5,691,583           3,428,504
Provision for credit losses. . . . . . . . . . . . . . . . . . .     (2,696,000)             12,723
                                                                      ----------          ----------
Net interest income after provision for credit losses. . . . . .      2,995,583           3,441,227

Other Income:
   Servicing income. . . . . . . . . . . . . . . . . . . . . . .        677,377             546,236
   Insurance commissions . . . . . . . . . . . . . . . . . . . .         21,235              81,892
                                                                      ----------          ----------
Total other income . . . . . . . . . . . . . . . . . . . . . . .        698,612             628,128
Income before operating expenses . . . . . . . . . . . . . . . .      3,694,195           4,069,355

Operating Expenses:
   Salaries and related costs. . . . . . . . . . . . . . . . . .      1,743,945           1,079,888
   Other operating expenses. . . . . . . . . . . . . . . . . . .      1,811,799             963,383
                                                                      ----------          ----------
Total operating expenses . . . . . . . . . . . . . . . . . . . .      3,555,744           2,043,271
                                                                      ----------          ----------
Income before income taxes . . . . . . . . . . . . . . . . . . .        138,451           2,026,084
Applicable income taxes. . . . . . . . . . . . . . . . . . . . .         52,200             786,121
                                                                      ----------          ----------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .        $86,251          $1,239,963
                                                                      ----------          ----------
                                                                      ----------          ----------
Per share data:
   Net income per common share (primary) . . . . . . . . . . . .          $0.02               $0.30
                                                                           -----               -----
                                                                           -----               -----
   Net income per common share (fully diluted) . . . . . . . . .          $0.02               $0.29
                                                                           -----               -----
                                                                           -----               -----
   Average number of common shares outstanding (primary) . . . .      4,304,000           4,180,000
                                                                      ----------          ----------
                                                                      ----------          ----------
   Average number of common shares outstanding (fully diluted) .      4,304,000           4,254,000
                                                                      ----------          ----------
                                                                      ----------          ----------



                   See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.

                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      Three Months Ended March 31, 1996 and 1995
                                     (Unaudited)



                                                             Three months ended March 31,
                                                           ---------------------------------
                                                               1996                1995
                                                           -------------       -------------
Common Stock:
   Balance at beginning of period. . . . . . . . . . .    $    41,800         $    41,800
   Stock options exercised . . . . . . . . . . . . . .             91                  --
                                                           -----------         -----------
                                                               41,891              41,800
                                                           -----------         -----------
Paid in Capital:
   Balance at beginning and end of period. . . . . . .     13,514,422          13,392,437

Retained Earnings:
   Balance at beginning of period. . . . . . . . . . .      2,100,024           1,774,579
   Net income. . . . . . . . . . . . . . . . . . . . .         86,251           1,239,963
                                                           -----------         -----------
                                                            2,186,275           3,014,542
                                                           -----------         -----------
Total Stockholders' Equity . . . . . . . . . . . . . .    $15,742,588         $16,448,779
                                                           -----------         -----------
                                                           -----------         -----------



                   See accompanying notes to financial statements.

                                 Eagle Finance Corp.

                               STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, 1996 and 1995
                                     (Unaudited)



                                                                            Three months ended March 31,
                                                                          ----------------------------------
                                                                              1996                1995
                                                                         ---------------     ---------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     86,251        $  1,239,962
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Provision for credit losses. . . . . . . . . . . . . . . . . . .       2,696,000              12,722
    Net finance receivable (charge-offs) recoveries against allowance     (1,496,130)            (12,722)
    Decrease (increase) in:
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .         (44,705)             63,666
      Repossessed or titled assets . . . . . . . . . . . . . . . . .         (18,046)           (159,325)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . .        (132,425)           (212,122)
    Deferred tax . . . . . . . . . . . . . . . . . . . . . . . . . .              --                  --
    Increase (decrease) in:
      Accrued interest . . . . . . . . . . . . . . . . . . . . . . .         229,507             419,141
      Accrued income tax . . . . . . . . . . . . . . . . . . . . . .          27,500             555,971
      Accounts payable and accrued liabilities . . . . . . . . . . .         (67,710)            920,853
      Unearned insurance commissions . . . . . . . . . . . . . . . .          (3,895)            (10,214)
      Dealer reserves. . . . . . . . . . . . . . . . . . . . . . . .           2,288             (61,724)
      Nonrefundable acquisition discount . . . . . . . . . . . . . .      (3,605,350)          2,242,287
                                                                         ------------        ------------
Net cash provided by (used in) operating activities. . . . . . . . .      (2,326,715)          4,998,495
                                                                         ------------        ------------
Cash flows from investing activities:
  Proceeds from bulk sale of vehicle retail installment notes. . . .      12,811,872          18,993,923
  Principal collected on finance receivables . . . . . . . . . . . .      14,839,243           7,552,706
  Finance receivables originated or acquired (net of write-offs) . .     (17,794,821)        (38,762,803)
                                                                         ------------        ------------
Net cash provided by (used in) investing activities. . . . . . . . .       9,856,294         (12,216,174)
                                                                         ------------        ------------
Cash flows from financing activities:
  Proceeds from draws on bank lines. . . . . . . . . . . . . . . . .      16,580,583         150,100,000
  Repayments of borrowings . . . . . . . . . . . . . . . . . . . . .     (24,530,583)       (143,094,532)
  Debt issued to an affiliate. . . . . . . . . . . . . . . . . . . .         (38,656)            755,769
  Proceeds from issuance of other debt . . . . . . . . . . . . . . .          41,408              79,555
  Debt issuance cost . . . . . . . . . . . . . . . . . . . . . . . .          41,874             (88,743)
  Repayment of other debt. . . . . . . . . . . . . . . . . . . . . .              --             (25,299)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .              --                  --
  Deferred tax credit to additional paid-in capital. . . . . . . . .              --                  --
                                                                         ------------        ------------
Net cash provided by (used in) financing activities. . . . . . . . .      (7,905,374)          7,726,750
                                                                         ------------        ------------
Cash, net change . . . . . . . . . . . . . . . . . . . . . . . . . .        (375,795)            509,071
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . .       2,069,217             855,385
                                                                         ------------        ------------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . .      $1,693,422          $1,364,456
                                                                         ------------        ------------
                                                                         ------------        ------------
Supplemental cash flow disclosures - cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,102,984          $1,000,588
  Income taxes and Illinois replacement tax. . . . . . . . . . . . .      $   24,700          $  210,147



                   See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.

                            NOTES TO FINANCIAL STATEMENTS


1. The financial statements of Eagle Finance Corp., a Delaware corporation (the "Company"), are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. Management suggests that the unaudited interim financial statements contained herein be read in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's 1995 Annual Report on Form 10-K, as amended.

2. Net income per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on
Exhibit 11 to this Quarterly Report on Form 10-Q.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company is a specialized financial services company engaged primarily in acquiring and servicing automobile retail installment sales contracts ("Installment Contracts") for purchases of late model used automobiles by "non-prime" consumers, who typically have limited access to traditional sources of consumer credit. To a lesser extent, the Company also makes direct consumer loans and finance leases and purchases other retail installment sale contracts (collectively "Other Loans") and offers, as agent, insurance and other products related to consumer finance transactions (collectively "Insurance Products"). The Company maintains its corporate headquarters and a regional office near Chicago in Gurnee, Illinois, and operates two other regional offices in Tampa and Orlando, Florida.

        As of March 31, 1996, the Company had active relationships (I.E., the Company purchased Installment Contracts from such dealers during the preceding 90 days) with approximately 380 dealers located primarily in Illinois, Georgia, Florida, South Carolina and Texas, and, to a lesser extent, in Utah, Arizona, Indiana, Tennessee, Wyoming, Idaho, Kentucky, New Mexico, Nevada, Ohio and Colorado.

        The following is management's discussion and analysis of the financial condition of the Company at March 31, 1996 (unaudited) as compared to March 31, 1995 (unaudited) and December 31, 1995, and the results of operations for the three months ended March 31, 1996 and 1995 (unaudited). This discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report. Data for the three months ended March 31, 1996 are not necessarily indicative of results expected for the full fiscal year. The ratios and percentages provided below are calculated using the detailed financial information contained in the Company's financial statements and the financial data included elsewhere in this Form 10-Q.

RECENT DEVELOPMENTS


        On February 6, 1996 the Company sold approximately $11.5 million (net) of Installment Contracts to General Electric Capital Corporation ("GECC") under the Asset Purchase Agreement dated as of September 27, 1994, as amended, between the Company and GECC (the "GECC Agreement"). After giving effect to this sale, as of March 31, 1996, the Company serviced approximately $43.5 million (net) of Installment Contracts sold to GECC pursuant to the GECC Agreement. SEE "Liquidity and Capital Resources."

        On April 15, 1996, the Company announced an adjustment to its previously reported 1995 financial results. The adjustment, effective the fourth quarter of 1995, related to the manner in which the Company established its reserves for credit losses during 1995. SEE "-- Accounting Matters" and "-- Credit Loss Experience."

GENERAL

        Installment Contracts represented approximately 99.6% of the Company's net finance receivables at March 31, 1996. Installment Contracts are purchased on a non-recourse basis from automobile dealers and are typically secured by medium-priced used automobiles. The automobiles are purchased by non-prime consumers at retail prices typically ranging from approximately $6,000 to $15,000. Installment Contracts financing such purchases typically have annual percentage rates of interest ("APRs") ranging from 21% to 31% and repayment terms ranging from 12 to 60 months. The average original principal amount financed under Installment Contracts outstanding at March 31, 1996 was approximately $9,200, at an average APR of approximately 27%, with an average original term of approximately 40 months. The Company's experience has shown, however, that the average life of the Company's Installment Contracts is substantially less than 40 months due to the amount of payoffs and repossessions that occur prior to contract maturity.

        The Company's portfolio of owned finance receivables, net of unearned finance charges, declined to $135.9 million at March 31, 1996 from $145.7 million at December 31, 1995 and increased from $91.1 million at March 31, 1995. The Company's income before income taxes declined to $86,000 for the three months ended March 31, 1996 from $1.2 million for the three months ended March 31, 1995.

        Interest income on the Company's portfolio of Installment Contracts accounts for most of the Company's revenue. The net amount of Installment Contracts purchased declined to $28.7 million during the three months ended March 31, 1996 from $40.6 million during the three months ended March 31, 1995. As reflected in the following table, the finance receivables originated by the Company during the periods presented below consist primarily of Installment Contracts. This is a result of the Company's strategic decision in 1988 to focus on the purchase of Installment Contracts in the non-prime automobile finance market.



                                                                 For the three months ended March 31,
                                                       -------------------------------------------------------
                                                                 1996                            1995
                                                       -------------------------  ----------------------------
                                                                        % of                           % of
                                                         Amount         Total          Amount         Total
                                                       ----------  -------------    ------------  ------------
                                                                        (Dollars in thousands)
Net Installment Contracts purchased (1). . . . .        $28,748        99.3%          $40,574        99.8%
Net Other Loans originated (1) . . . . . . . . .            200         0.7%               89         0.2%
                                                         -------         ---           -------         ---
Total. . . . . . . . . . . . . . . . . . . . . .        $28,948         100%          $40,663         100%
                                                         -------         ---           -------         ---
                                                         -------         ---           -------         ---


- - ------------------------------------
(1)    Net of unearned finance charges.

        As part of its funding strategy, the Company sold $11.5 million (net) of Installment Contracts to GECC during the three-month period ended March 31, 1996. No gains or losses were recorded at the time the Installment Contracts were sold, and the Company did not capitalize any servicing fees in connection with the sales. The Company retained servicing rights on the Installment Contracts sold. The Company recognizes servicing income over the life of the related receivables as a percentage of receivables outstanding. The Company is also eligible to receive bonus servicing fees based on portfolio performance. Bonus servicing fees are recognized as income as earned. The net amount of Installment Contracts serviced by the Company for third parties was $43.5 million and $36.7 million at March 31, 1996 and 1995, respectively.

ACCOUNTING MATTERS

        Historically, the Company recorded, at the time it purchased
Installment Contracts, a portion of contract interest (which would otherwise have been recorded as unearned finance charges) as nonrefundable acquisition discount when the credit risk and potential for future losses warrant such an allocation. For the three-month period ended March 31, 1996, however, the Company did not allocate any portion of contract interest (which would otherwise have been recorded as unearned finance charges) from Installment Contracts purchased during the period to nonrefundable acquisition discount. Instead, the Company established reserves for credit losses on its portfolio of Installment Contracts through the recognition of a provision for credit losses that supplemented the balance of nonrefundable acquisition discount. The Company may allocate contract interest to nonrefundable acquisition discount for Installment Contracts purchased after March 31, 1996, although no assurance can be given as to whether such allocations will be made or, if they are, at what level.
SEE "-- Credit Loss Experience."

PROFITABILITY


        The following table sets forth certain data relating to the Company's net income for the three months ended March 31, 1996 and 1995 and for the year ended December 31, 1995:


                                                                 For the three months ended March 31,    For the year ended
                                                                --------------------------------------
                                                                     1996                  1995          December 31, 1995
                                                                ------------------  ------------------   ------------------
                                                                                   (Dollars in thousands)
Average net finance receivables(1) . . . . . . . . . . . .        $139,577               $89,155              $120,830
Average interest bearing liabilities . . . . . . . . . . .        $114,308               $60,477              $ 88,276
Total interest and fee income. . . . . . . . . . . . . . .        $  8,081               $ 4,848              $ 27,100
Total interest expense . . . . . . . . . . . . . . . . . .           2,389                 1,419                 8,093
                                                                   --------               -------              --------
Net interest income before provision for credit losses . .        $  5,692               $ 3,429              $ 19,007
                                                                   --------               -------              --------
                                                                   --------               -------              --------
Average interest rate earned on net finance receivables(2)           23.16%                21.75%                22.43%
Average interest rate on interest bearing liabilities. . .            8.36%                 9.39%                 9.17%
                                                                   --------               -------              --------
Net interest spread. . . . . . . . . . . . . . . . . . . .           14.80%                12.36%                13.26%
                                                                   --------               -------              --------
                                                                   --------               -------              --------
Net interest margin(3) . . . . . . . . . . . . . . . . . .           16.31%                15.38%                15.73%
                                                                   --------               -------              --------
                                                                   --------               -------              --------


- - ---------------------------------
(1) Excludes average net finance receivables serviced for third parties of $41.4 million, $24.6 million and $33.1 million for the three months ended March 31, 1996 and 1995 and the year ended December 31, 1995, respectively.

(2) Average interest rates earned typically are less than average APRs charged to consumers due to the Company's historical policy of allocating to nonrefundable acquisition discount, at the time Installment Contracts are purchased, a portion of contract interest (which would otherwise have been recorded as unearned finance charges) when the credit risk and potential for losses warrant such allocation. During 1995, the Company made such allocations, which had the effect of reducing the interest rate earned on Installment Contracts. During the first quarter of 1996, the Company did not allocate to nonrefundable acquisition discount any contract interest that would otherwise have been recorded as unearned finance charges. SEE "-- Accounting Matters" and "-- Credit Loss Experience."

(3) Net interest margin represents net interest income on an annualized basis divided by average net finance receivables.

        The principal component of the Company's net income is its net interest spread. Net interest spread represents the difference between interest earned on finance receivables and interest paid for borrowed funds. The laws of certain states establish the maximum interest rates, and prescribe the types and maximum amounts of fees, insurance premiums and other amounts that consumers may be charged. As is common in its market segment, the Company's Installment Contracts generally bear the maximum allowable interest rates, fees, premiums and other charges permitted under state law.

        The Company's liabilities are generally more interest-rate sensitive than its finance receivables. Since the first quarter of 1995, interest rates have declined, thereby reducing the Company's cost of funds on its primary source of funding, which is a $120 million Amended and Restated Revolving Credit Agreement with a group of commercial banks with CoreStates Bank, N.A. as agent (the "Revolving Credit Agreement"). Pursuant to the Revolving Credit Agreement, the Company has the option of borrowing funds at an interest rate equal to either the prime rate of the agent bank or the LIBOR rate plus 2.0%. The prime rate was 8.25% on March 31, 1996 and the three-month LIBOR rate was 5.44% on such date.

FINANCIAL CONDITION

        Total assets decreased $7.7 million (5.5%) to $131.4 million at March 31, 1996 from $139.1 million at December 31, 1995 primarily due to a decline in finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) to $118.0 million at March 31, 1996 from $125.5 million at December 31, 1995. The first quarter decline in asset and finance receivables is, in part, attributable to the sale of approximately $11.5 million
(net) of Installment Contracts during the quarter. Total assets were $82.1 million at March 31, 1995 and net finance receivables were $78.9 million at such date. The net amount of Installment Contracts owned or serviced for third parties by the Company decreased to $179.3 million at March 31, 1996 from $184.9 million at

December 31, 1995. The net amount of Installment Contracts owned or serviced for third parties was $127.9 million at March 31, 1995.

        Total liabilities decreased $7.8 million (6.3%) to $115.6 million at March 31, 1996 from $123.4 million at December 31, 1995, primarily due to a decrease in total debt to $110.7 million at March 31, 1996 from $118.7 million at December 31, 1995. The decrease in total debt was primarily the result of reduced borrowings under the Revolving Credit Agreement to $91.7 million at March 31, 1996 from $99.6 million at December 31, 1995. SEE "-- Liquidity and Capital Resources." Total liabilities were $65.7 million at March 31, 1995, which included total debt of $60.3 million primarily comprised of borrowings under the Revolving Credit Agreement of $57.8 million.

RESULTS OF OPERATIONS

        The following table sets forth certain data relating to the Company's results of operations for the three months ended March 31, 1996 and 1995:



                                                                                   For the three months ended March 31,
                                                                                  --------------------------------------
                                                                                       1996                  1995
                                                                                  -----------------   ------------------
                                                                                         (Dollars in thousands)
Automobile portfolio interest and fee income . . . . . . . . . . . . . . .           $8,017               $4,746
                                                                                      ------               ------
Total interest and fee income. . . . . . . . . . . . . . . . . . . . . . .           $8,081               $4,848
Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .            2,389                1,420
                                                                                      ------               ------
Net interest income before provision for credit losses . . . . . . . . . .            5,692                3,428
Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . .            2,696                 (13)
                                                                                      ------               ------
Net interest income after provision for credit losses. . . . . . . . . . .            2,996                3,441
                                                                                      ------               ------
Other Income:
   Servicing income (from Installment Contracts) . . . . . . . . . . . . .              677                  546
   Insurance products commissions. . . . . . . . . . . . . . . . . . . . .               21                   82
                                                                                      ------               ------
Total other income . . . . . . . . . . . . . . . . . . . . . . . . . . . .              698                  628
                                                                                      ------               ------
Salaries and related costs . . . . . . . . . . . . . . . . . . . . . . . .            1,744                1,080
Other operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .            1,812                  963
                                                                                      ------               ------
Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .            3,556                2,043
                                                                                      ------               ------
Income before taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .              138                2,026
Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               52                  786
                                                                                      ------               ------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   86               $1,240
                                                                                      ------               ------
                                                                                      ------               ------


        Net income decreased by 93% to $86,000 for the three months ended March 31, 1996 from $1.2 million for the comparable 1995 period, primarily due to the difference in the manner in which the Company established reserves for credit losses during the two periods and the resulting increase in the provision for credit losses for the three months ended March 31, 1996. SEE "-- Credit Loss Experience."

        Net interest income before the provision for credit losses increased
68% to $5.7 million for the three months ended March 31, 1996 from $3.4 million for the comparable 1995 period, primarily as a result of increased income from the Installment Contracts portfolio. The average interest rate earned on net finance receivables and net interest spread for the three months ended March 31, 1996, as compared to the corresponding figures for the three months ended March 31, 1995, improved slightly as a result of the manner in which the Company established its reserves for credit losses. SEE "-- Credit Loss Experience -- Nonrefundable Acquisition Discount and Dealer Reserves." During the three months ended March 31, 1996, the Company sold (net) Installment Contracts totaling $11.5 million, compared to sales of $17.1 million during the three months ended March 31, 1995. The Company's periodic sales of finance receivables have a negative effect on interest and fee income; however, these sales result in increased servicing income.

        Total interest expense increased to $2.4 million for the three months ended March 31, 1996 from $1.4 million for the three months ended March 31, 1995. The increase resulted from an increase in the amount of borrowed funds, offset by a decline in interest rates paid on borrowed funds. The total debt outstanding at March 31, 1996 increased to $110.7 million from $60.3 million at March 31, 1995, and the weighted average interest rate paid for borrowed funds declined from 9.39% as of March 31, 1995 to 8.36% as of March 31, 1996.

        The provision for credit losses was $2.7 million for the three months ended March 31, 1996 as compared to ($13,000) for the three months ended March 31, 1995. This significant increase was due to the manner in which the Company established its reserves for credit losses during the two periods and higher losses experienced on Installment Contracts during the three months ended March 31, 1996 than during the corresponding period in 1995. Unlike during the corresponding period in 1995, during the three months ended March 31, 1996, the Company did not allocate to nonrefundable acquisition discount contract interest from Installment Contracts purchased during the period that would otherwise have been recorded as unearned finance charges. The increase in the provision for credit losses replenished reserves by increasing the allowance for credit losses. The allowance for credit losses along with nonrefundable acquisition discount and dealer reserves is available to absorb credit losses in the Company's finance receivables portfolio. SEE "-- Credit Loss Experience -- Allowance and Provision for Credit Losses/Charge-offs."

        Other income, including servicing income and commissions from the sale of Insurance Products, increased 11% to $699,000 for the three months ended March 31, 1996 from $628,000 for the three months ended March 31, 1995, primarily due to an increase in servicing income to $677,000 (24.0%) for the three months ended March 31, 1996 from $546,000 for the three months ended March 31, 1995. The increase in servicing income corresponds to the increased average amount of finance receivables serviced by the Company for third parties during the three months ended March 31, 1996 as compared to the comparable 1995 period. Income from the sale of Insurance Products was $21,000 during the three months ended March 31, 1996 as compared to $82,000 during the three months ended March 31, 1995.

        Total operating expenses increased 74% to $3.6 million for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. Salaries and related costs increased 61% from the corresponding period in 1995 to $1.7 million for the three months ended March 31, 1996, due primarily to the growth of the Company, as evidenced by increases in the amount of owned or serviced finance receivables, and a corresponding substantial increase in the number of employees, normal pay increases and increased benefits costs. The Company's other operating expenses increased 88% to $1.8 million for the three months ended March 31, 1996 compared to the three months ended March 31, 1995, also due to the growth of the Company. Total operating expenses as a percentage of average net finance receivables owned or serviced increased to 7.86% for the three months ended March 31, 1996 as compared to 7.19% for the three months ended March 31, 1995.

        Income tax expense decreased 93% to $52,000 for the three months ended March 31, 1996 from $786,000 for the three months ended March 31, 1995. The decrease resulted from a lower level of pretax income during the three months ended March 31, 1996 versus the corresponding period in 1995.

CREDIT LOSS EXPERIENCE

        The Company's profitability is dependent upon its credit loss experience. The Company believes that because transportation is essential to many of its consumers, such consumers are likely to give priority to payments required under the Company's Installment Contracts over other consumer credit obligations. In addition, the Company believes that its knowledge of used automobiles and their collateral value, as well as the Company's collection efforts, have contributed positively to the Company's charge-off experience.

        NONREFUNDABLE ACQUISITION DISCOUNT. In order to achieve an acceptable rate of return and appropriately reflect credit risks generally associated with the Company's automobile finance business, the Company purchases Installment Contracts from dealers at a discount from their stated principal amount. For example, the Company may pay a dealer $8,280 for an Installment Contract with a stated principal amount of $9,200, resulting in a "discount" of $920. The discount is nonrefundable and is allocated to the nonrefundable acquisition discount account against which collectible repossession expenses, value-enhancing reconditioning expenses and other losses of principal that may arise in connection with defaulted Installment Contracts are charged.

        The amount of the discount in the price paid to dealers for an Installment Contract, and any additional amounts allocated to nonrefundable acquisition discount at the time Installment Contracts are purchased from contract interest (which would otherwise have been recorded as unearned finance charges), are based upon a number of factors, including an evaluation of the credit risks associated with the particular Installment Contract, the overall size and composition of the Installment Contracts portfolio, past loss experience with the portfolio, delinquencies, potential substandard and doubtful credits, competitive factors, economic conditions and other factors that, in management's judgment, deserve consideration in estimating losses and maintaining an acceptable rate of return with respect to such Installment Contract. The Company establishes the level of nonrefundable acquisition discount (including any amount that would otherwise have been recorded as unearned finance charges) with respect to its Installment Contracts when it purchases Installment Contracts, and does not add to the amount of nonrefundable acquisition discount previously recorded with respect to those Installment Contracts. Additional credit loss reserves with respect to its Installment Contracts portfolio may be established by increasing the allowance for credit losses. SEE "-- Allowance and Provision for Credit Losses/Charge-Offs."

        The Company regularly evaluates and monitors its Installment Contracts portfolio by analyzing the portfolio as a whole as well as in "batches" or "static pools" consisting of its purchases of Installment Contracts during quarterly periods. If the Company determines by application of its credit policies and standards and a detailed analysis of its "static pool reports," which include a comparison to the historical performance of other static pools, that the amount of nonrefundable acquisition discount exceeds the amount believed necessary to offset projected losses for Installment Contracts in such static pool that are expected to become impaired in the foreseeable future, the Company may reduce the amount of nonrefundable acquisition discount established for that pool and recognize a corresponding amount of income over the average remaining life of the static pool. Conversely, if the Company determines that the amount of nonrefundable acquisition discount for a given static pool is not sufficient to offset projected losses for Installment Contracts in such static pool that are expected to become impaired in the foreseeable future, the Company may increase its allowance for credit losses in order to establish an appropriate credit loss reserve for that pool.

        Except for amounts of interest allocated to nonrefundable acquisition discount, the Company reflects on its books as "unearned finance charges" the capitalized interest for the life of substantially all of its Installment Contracts. Generally, the amount of unearned finance charges attributable to a particular Installment Contract is reduced and a corresponding amount is recognized as income over the life of the Installment Contract according to the interest (actuarial) method. Historically, the Company recorded, when it purchased Installment Contracts, a portion of contract interest (which would otherwise have been recorded as unearned finance charges) to nonrefundable acquisition discount in recognition of credit risks and the potential for future losses. For the three-month period ended March 31, 1996, however, the Company did not allocate any portion of contract interest (which would otherwise have been recorded as unearned finance charges) from Installment Contracts purchased during the period to nonrefundable acquisition discount. Instead, the Company established reserves for credit losses on its portfolio of Installment Contracts through the recognition of a provision for credit losses that supplemented the balance of nonrefundable acquisition discount. The Company may allocate contract interest to nonrefundable acquisition discount for Installment Contracts purchased after March 31, 1996, although no assurance can be given as to whether such allocations will be made or, if they are, at what level.

        As part of the Company's financing of retail installment sale contracts (other than Installment Contracts), refundable dealer reserves may be established to protect the Company from potential losses associated with such contracts. A portion of the proceeds from these retail installment sale contracts is retained by the Company and is available to the Company to offset losses on related receivables. The amount of reserves is based upon various criteria, one of which is the credit risk associated with retail installment sale contracts. The Company's allowance for credit losses provides further coverage in the event dealer reserves for retail installment sale contracts are insufficient to absorb credit losses in their entirety.

        The following table presents a reconciliation of the changes in nonrefundable acquisition discount for the three months ended March 31, 1996 and 1995:


                                                                                   For the three months ended March 31,
                                                                                  --------------------------------------
                                                                                       1996                  1995
                                                                                  -----------------   ------------------
                                                                                         (Dollars in thousands)
Balance at January 1,. . . . . . . . . . . . . . . . . . . . . . . . . . .           $9,423              $ 8,671
Additions applicable to new volume . . . . . . . . . . . . . . . . . . . .            2,481                8,055
Reductions applicable to accounts sold . . . . . . . . . . . . . . . . . .           (1,281)              (2,018)
Losses charged, net of recoveries. . . . . . . . . . . . . . . . . . . . .           (4,802)              (3,795)
                                                                                      ------               ------
Balance at end of period . . . . . . . . . . . . . . . . . . . . . . . . .           $5,821              $10,913
                                                                                      ------               ------
                                                                                      ------               ------


        The substantial decrease in the amount of the nonrefundable acquisition discount is attributable to the manner in which the Company establishes its credit loss reserves. Effective the fourth quarter of 1995, the Company reversed a portion of the contract interest that had been allocated to nonrefundable acquisition discount during 1995 and increased the provision for credit losses. Additionally, during the three months ended March 31, 1996, the Company did not allocate contract interest (which would otherwise have been recorded as unearned finance charges) to nonrefundable acquisition discount. SEE "--Accounting Matters." In addition, during the three months ended March 31, 1995, the Company allocated a greater amount to nonrefundable acquisition discount (including a portion of contract interest that would otherwise have been recorded as unearned finance charges) than the amount of actual credit losses charged against nonrefundable acquisition discount. In contrast, during the three months ended March 31, 1996, the Company recorded an amount to nonrefundable acquisition discount that was less than the amount of actual credit losses charged against nonrefundable acquisition discount.

        The following table presents the amount of nonrefundable acquisition discount and dealer reserves as a percentage of applicable finance receivables of the Company:



                                                                                              As of March 31,
                                                                                  --------------------------------------
                                                                                       1996                 1995
                                                                                  -----------------   ------------------
Nonrefundable acquisition discount and dealer reserves to
  related receivables as a percentage of Installment Contracts
  (net of unearned finance charges)(1) . . . . . . . . . . . . . . . . . .            4.52%               12.07%
Dealer reserves as a percentage of Other Loans (net of unearned
  finance charges) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.40%                0.73%
Allowance for credit losses as a percentage of net finance
  receivables(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8.84%                1.37%
Total allowance for credit losses, dealer reserves and
  nonrefundable acquisition discount as a percentage of
  net finance receivables(2) . . . . . . . . . . . . . . . . . . . . . . .           13.34%               13.37%


- - -----------------------------------
(1) Net Installment Contracts were $135.3 million and $90.5 million for the three months ended March 31, 1996 and 1995, respectively.

(2) Net finance receivables were $135.9 million and $91.0 million for the three months ended March 31, 1996 and 1995, respectively.

The above table reflects the Company's increased emphasis on the allowance for credit losses and its reduced emphasis on nonrefundable acquisition discount to offset credit losses on the Installment Contract portfolio. SEE "--Accounting Matters."

        The amount of the allowance for credit losses increased to $12.0 million at March 31, 1996 from $1.2 million at March 31, 1995, and the allowance for credit losses as a percentage of net finance receivables increased to 8.84% at March 31, 1996 from 1.37% at March 31, 1995. The allowance for credit losses is available as a reserve against losses in the Company's entire finance receivables portfolio. The allowance for credit losses, dealer reserves and nonrefundable acquisition discount as a percentage of net finance receivables was 13.34% as of March 31, 1996 and 13.37% as of March 31, 1995 in order to reflect the Company's historical credit loss experience and to take account of those other factors necessary to establishing adequate reserves against credit losses. SEE "--Allowance and

Provision for Credit Losses/Charge-offs." The Company believes that it maintains adequate reserves against credit losses in its finance receivables portfolio.

        ALLOWANCE AND PROVISION FOR CREDIT LOSSES/CHARGE-OFFS. The following table reflects the Company's allowance for credit losses and provision for credit losses for the three months ended March 31, 1996 and 1995:



                                                                                   For the three months ended March 31,
                                                                                  --------------------------------------
                                                                                       1996                  1995
                                                                                  -----------------   ------------------
                                                                                         (Dollars in thousands)
                                                                                                         )
Balance at beginning of period . . . . . . . . . . . . . . . . . . . . . .          $10,808               $1,249
Provision charged to expense . . . . . . . . . . . . . . . . . . . . . . .            2,696                  (13)
Finance receivables charged off. . . . . . . . . . . . . . . . . . . . . .           (1,519)                 (28)
Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               23                   41
                                                                                     -------               ------
Balance at end of period . . . . . . . . . . . . . . . . . . . . . . . . .          $12,008               $1,249
                                                                                     -------               ------
                                                                                     -------               ------
Allowance as a percentage of net finance receivables . . . . . . . . . . .             8.84%                1.37%


        The substantial increase in the allowance for credit losses as of March 31, 1996 was the result of a $2.7 million provision for credit losses. The substantial increase in the provision for credit losses was the result of the manner in which the Company established its reserves for credit losses during the three months ended March 31, 1996 as compared to the corresponding period in 1995. During the first quarter of 1995, the Company allocated to nonrefundable acquisition discount contract interest that would otherwise have been recorded as unearned finance charges. During the first quarter of 1996, the Company did not make such allocations. Instead, the Company recognized an increased provision for credit losses to replenish the reserves for credit losses.

        DELINQUENCIES. Finance receivables that were 60 days and greater contractually delinquent (net of unearned finance charges) were $2.9 million, $3.0 million and $2.3 million representing 2.13%, 2.06% and 2.57% of net finance receivables, as of March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations through cash flow from operations, borrowings under the Revolving Credit Agreement, borrowings from certain companies and partnerships in which either or both of Charles F. Wonderlic or Ronald B. Clonts and members of their immediate families own a direct or indirect controlling interest (each, a "Commonly Controlled Company"), subordinated indebtedness and from the periodic sale of Installment Contracts and other finance receivables.

        Net cash provided by (used in) operating activities totaled ($2.3) million and $5.0 million during the three months ended March 31, 1996 and 1995, respectively. During these periods, the primary source of net cash provided by (used in) operating activities has been net income and the net changes in the allowance for credit losses and the nonrefundable acquisition discount accounts. Net cash used in operating activities for the three months ended March 31, 1996 was affected by the significant decline in the nonrefundable acquisition discount account, which was partially offset by the net change in the allowance for credit losses. Net cash provided by operating activities for the three months ended March 31, 1995 was affected by the level of net income and the increase in the nonrefundable acquisition discount account.

        Net cash used in investing activities represents the net investment in finance receivables, which for the three month period ended March 31, 1996 and 1995 was $9.9 million and ($12.2) million, respectively. During the three months ended March 31, 1996, cash provided from the bulk sale of retail installment contracts was $12.8 million.

        Net cash provided by financing activities for the three months ended March 31, 1996 and the comparable 1995 period largely results from borrowings and repayments under the Revolving Credit Agreement. Net cash used in financing activities for the three months ended March 31, 1996 was ($7.9) million and net cash provided by financing activities for the three months ended March 31, 1995 was $7.8 million.

        The self-liquidating nature of Installment Contracts and Other Loans enables the Company to assume a higher debt-to-equity ratio than in most other businesses. The amount of debt the Company incurs from time to time depends on the Company's need for cash and its ability to borrow under the terms of the Revolving Credit Agreement. The Company intends to meet its short-term liquidity needs with cash flow from operations and borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement provides for a credit facility of $120 million and terminates on June 30, 1996. The Company believes that borrowings thereunder, cash flow from operations, the sale or securitization of finance receivables and the issuance of additional securities in the capital markets will be sufficient to meet its long-term funding needs.

        While the Company must comply with customary financial and other covenants under the Revolving Credit Agreement, the Company believes they will not materially limit its business strategy. Effective the fourth quarter of 1995, the Company adjusted the 1995 allocation to nonrefundable acquisition discount of contract interest (which would otherwise have been recorded as unearned finance charges) to a level (as a percentage of the original aggregate contract interest on the Installment Contracts purchased during the year) approximating the 1994 level. This adjustment, which related to the manner in which the Company established reserves for credit losses, caused the Company to breach the interest coverage ratio covenant under the Revolving Credit Agreement and under its agreements with GECC. The Company has received waivers with respect to these breaches for all periods through March 31, 1996. The Company expects to remain in violation of the interest coverage ratio covenant for the immediately foreseeable future. Based on its discussions with the lenders under the Revolving Credit Agreement and with GECC, management expects no adverse actions by its lenders or GECC regarding the Company's breach, although there can be no assurance in this regard. The Company is continuing negotiations with its lenders to attempt to obtain modifications to the Revolving Credit Agreement that may, among other things, adjust certain financial covenants to be more consistent with the Company's current method of accounting for credit loss reserves and extend the term of the Revolving Credit Agreement beyond June 30, 1996. The Company is also pursuing, and currently anticipates relying more heavily upon, alternative funding sources such as securitization financing. No assurance can be given that these pursuits will be successful or that the Company will be able to extend the Revolving Credit Agreement on terms acceptable to the Company. If the Revolving Credit Agreement is not extended, the Company would be required to repay the outstanding balance under the Revolving Credit Agreement on its June 30, 1996 maturity date and seek alternative funding sources.

        At March 31, 1996, the Company had total debt of $110.7 million as compared to $118.7 million at December 31, 1995 and $60.3 million at March 31, 1995. At March 31, 1996, $16.4 million was available under the Revolving Credit Agreement from committed financial institutions. The following table presents the Company's debt instruments and the weighted average interest rates on such instruments at the dates indicated:


                                                For the three months ended March 31,             December 31,
                                           --------------------------------------------
                                                    1996                   1995                    1995
                                           ---------------------  ---------------------  ---------------------
                                             Balance      Rate      Balance      Rate      Balance      Rate
                                           -----------  --------  -----------  --------  -----------  --------
                                                                     (Dollars in thousands)
SENIOR:
 Revolving Credit Agreement . . . . . .    $ 91,700       7.38%   $ 57,795       8.77%   $ 99,650       7.89%
 Loan from commonly controlled company.         963       6.75%      1,202       6.75%      1,002       6.75%
SUBORDINATED:
 Notes payable. . . . . . . . . . . . .      18,087      12.14%      1,347       9.61%   $ 18,045      12.14%
                                           --------               --------               --------
Total debt . . . . . . . . . . . . . .     $110,750       8.36%   $ 60,344       9.39%   $118,697       8.52%
                                           --------               --------               --------
                                           --------               --------               --------


        The following table sets forth information with respect to maturities of senior and subordinated debt at March 31, 1996:



                                                           Loans from
                                                            Commonly
                                           Senior Bank     Controlled   Subordinated
        Year                            Lines of Credit     Company    Notes Payable     Total
         ----                            ---------------   ----------   -------------   --------
                                                              (Dollars in thousands)
        1996 . . . . . . . . . . . .         $91,700         $963         $    38      $ 92,701
        1997 . . . . . . . . . . . .                                          109           109
        1998 . . . . . . . . . . . .                                           38            38
        1999 . . . . . . . . . . . .                                           85            85
        2000 . . . . . . . . . . . .                                           81            81
        Thereafter . . . . . . . . .                                       17,016        17,016
                                         ---------------   ----------   -------------   --------
          Total. . . . . . . . . . .         $91,700         $963         $18,087      $110,750
                                         ---------------   ----------   -------------   --------
                                         ---------------   ----------   -------------   --------


        The Company has purchased interest rate caps and interest rate collars in an aggregate notional amount of $65 million. The interest rate cap purchased by the Company in an aggregate notional amount of $15 million protects the Company against increases in the interest rate of a portion of its revolving debt if the three-month LIBOR rate exceeds 10.5%. The interest rate cap expires in July 1998.

        The interest rate collars purchased by the Company in an aggregate notional amount of $50 million protect the Company against increases in the interest rate of its revolving debt when the three-month LIBOR rate exceeds 8%. The Company must make payments to the counterparties to the interest rate collars if three-month LIBOR falls below 5%. The interest rate collars expire in September 2000.


        The GECC Agreement provides for the purchase by GECC of Installment Contracts from the Company on a revolving basis of up to a maximum principal amount of $50 million outstanding at any time. The Company has entered into negotiations with GECC to provide for additional sales (with servicing retained) of Installment Contracts to GECC under the agreement, although there can be no assurance that GECC will agree to purchase additional Installment Contracts under the agreement.

        Total stockholders' equity at March 31, 1996 was $15.7 million as compared to $15.7 million at December 31, 1995 and $16.4 million at March 31, 1995. The Company's ability to pay dividends is limited by the Revolving Credit Agreement.

                             PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

        The Company has recently been named as a defendant in the following described lawsuits: (i) BLAKE V. EAGLE FINANCE CORP., ET AL. -- on April 25, 1996, the Company and Charles F. Wonderlic, Ronald B. Clonts, Robert J. Braasch and Richard E. Wonderlic were named as defendants in a class action complaint filed by David M. Blake in the United States District Court for the Eastern District of Missouri, Case Number 96 CV 00788 LOD (the "Blake Complaint"). The Blake Complaint alleges common law fraud, breach of fiduciary duty, negligence and violations of the federal Racketeer Influenced and Corrupt Organizations Act (18 U.S.C. Section 1962 ET SEQ.) based on the filing by the Company of allegedly inaccurate quarterly reports with the Securities and Exchange Commission during 1995 and the subsequent restatement of earnings by the Company that occurred during April 1996; and (ii) REHM V. EAGLE FINANCE CORP., ET AL. -- on April 29, 1996, the Company and Charles F. Wonderlic, Ronald B. Clonts and Robert J. Braasch were named as defendants in a class action complaint filed by Alfred Rehm in the United States District Court for the Northern District of Illinois, Case Number 96 C 2455 (the "Rehm Complaint"). The Rehm Complaint alleges violations of Sections 10b and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated under Section 10b, based on allegedly inaccurate press releases and the filing by the Company of allegedly inaccurate quarterly reports with the Securities and Exchange Commission during 1995 and the subsequent restatement of earnings by the Company that occurred during April 1996. As of the date of this Form 10-Q, the time for defendants to respond to these complaints had not expired. The complaints have been forwarded to counsel and defendants intend to vigorously defend themselves in these actions.

Item 2. CHANGES IN SECURITIES - None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              11        Statement re computation of per share earnings

              27        Financial Data Schedule

              99 Press release issued by the Company announcing earnings for the three months ended March 31, 1996.

        (b) Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended March 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE FINANCE CORP.



Date: May 13, 1996                     ROBERT J. BRAASCH
                                       ----------------------------------------
                                       Robert J. Braasch
                                       Chief Financial Officer and Senior Vice
                                          President
                                       (Duly Authorized Officer and Principal
                                          Financial Officer)

                                    EXHIBIT INDEX


Exhibit
  No.         Description                                            Page No.
- - -------       -----------                                            --------
11            Statement re computation of per share earnings

27            Financial Data Schedule

99 Press release issued by the Company announcing earnings for the three months ended March 31, 1996.