Form 10-Q
period 1996-06-30
EAGLE FINANCE CORP
filed 1996-08-14
CIK 921863

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q



/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    (For the Quarterly Period ended June 30, 1996)

                                          OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
             For transition period from                 to
                                        ----------------  ---------------

                   Commission File Number:  0-24286


                                 EAGLE FINANCE CORP.
                  -------------------------------------------------
                (Exact name of Registrant as specified in its charter)


            DELAWARE                                    36-2464365
- -------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

1425 TRI-STATE PARKWAY, GURNEE, ILLINOIS                              60031-4060
- ----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)

                                    (847) 855-7150
                     -------------------------------------------
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

10,000,000 shares of common stock, $0.01 par value per share, were authorized and 4,189,100 shares were issued and outstanding as of June 30, 1996.

                                 EAGLE FINANCE CORP.

                                      FORM 10-Q

                               ------------------------

                                  TABLE OF CONTENTS
                               ------------------------
                                                                      PAGE
                                                                     NUMBER
                            PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

    Balance Sheets..................................................   3

    Statements of Income............................................   4

    Statements of Changes in Stockholders' Equity...................   5

    Statements of Cash Flows........................................   6

    Notes to Financial Statements...................................   7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   8

                             PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS..........................................   17

Item 2.  CHANGES IN SECURITIES......................................   17

Item 3.  DEFAULTS UPON SENIOR SECURITIES............................   17

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS...........................................   17

Item 5.  OTHER INFORMATION..........................................   18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................   18

SIGNATURES...........................................................   S-1

                                 EAGLE FINANCE CORP.

                                    BALANCE SHEETS
                  AS OF JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995
                                     (Unaudited)

                                        ASSETS



                                                                           JUNE 30,              DECEMBER 31,
                                                                  ----------------------------
                                                                      1996           1995           1995
                                                                   ------------   ------------   ------------
Finance receivables, net........................................   $119,473,972   $127,928,453   $145,718,866
Nonrefundable acquisition discount..............................     (5,378,439)   (15,649,127)    (9,428,152)
Allowance for credit losses.....................................     (8,892,423)    (1,242,762)   (10,807,835)
                                                                   ------------   ------------   ------------
                                                                    105,203,110    111,036,564    125,482,879
Cash............................................................      1,654,451      1,306,140      2,069,217
Money market investments........................................        554,155             --        545,000
Prepaid expenses and debt issuance costs........................      1,030,745      1,083,947      1,142,925
Repossessed or titled assets....................................      4,761,981      1,357,594      4,429,140
Deferred income tax.............................................      4,908,341        359,042      4,136,270
Other assets....................................................      1,282,148      1,057,779      1,253,046
                                                                   ------------   ------------   ------------
                                                                   $119,394,931   $116,201,066   $139,058,477
                                                                   ------------   ------------   ------------
                                                                   ------------   ------------   ------------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt.....................................................   $ 81,902,675    $75,714,718   $100,651,557
Subordinated debt...............................................     17,970,114     17,995,765     18,045,298
Accrued interest................................................        367,353        303,543        502,834
Accrued income tax..............................................             --             --        683,144
Accounts payable and accrued liabilities........................      2,986,945      4,252,183      3,180,328
Unearned insurance commissions..................................         30,252         98,598         46,115
Dealer reserves.................................................        270,701         72,911        292,864
                                                                   ------------   ------------   ------------
Total liabilities...............................................    103,528,040     98,437,718    123,402,140
Stockholders' equity:
Preferred Stock, authorized 3,000,000 shares;
    none issued................................................              --             --             --
Common Stock:  $.01 par value, authorized
    10,000,000 shares, issued and outstanding 4,189,100
    shares at June 30, 1996 and December 31, 1995 and
    4,180,000 shares at June 30, 1995..........................          41,891         41,800         41,891
Additional paid-in capital......................................     13,514,422     13,392,437     13,514,422
Retained earnings...............................................      2,310,578      4,329,111      2,100,024
                                                                   ------------   ------------   ------------
Total stockholders' equity......................................     15,866,891     17,763,348     15,656,337
                                                                   ------------   ------------   ------------
                                                                   $119,394,931   $116,201,066   $139,058,477
                                                                   ------------   ------------   ------------
                                                                   ------------   ------------   ------------




                   See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.

                                 STATEMENTS OF INCOME
                  THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)





                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------  ---------------------------
                                                         1996           1995           1996           1995
                                                 ---------------   ------------   ------------   ------------
Interest income:
   Interest and fee income.......................    $ 7,279,401    $ 5,892,900   $ 15,359,907   $ 10,741,133
   Interest expense..............................     (2,483,799)    (1,811,162)    (4,872,722)    (3,230,891)
                                                    ------------   ------------   ------------   ------------
Net interest income..............................      4,795,602      4,081,738     10,487,185      7,510,242
Provision for credit losses......................     (2,200,000)        40,167     (4,896,000)        52,890
                                                    ------------   ------------   ------------   ------------
Net interest income after provision
    for credit losses...........................       2,595,602      4,121,905      5,591,185      7,563,132

Other income:
   Servicing income..............................      1,676,033        811,923      2,353,410      1,358,159
   Insurance commissions.........................         13,850         85,133         35,085        167,025
                                                    ------------   ------------   ------------   ------------
Total other income...............................      1,689,883        897,056      2,388,495      1,525,184
Income before operating expenses.................      4,285,485      5,018,961      7,979,680      9,088,316

Operating expenses:
   Salaries and related costs....................      2,138,417      1,490,360      3,882,362      2,570,248
   Other operating expenses......................      1,995,982      1,372,733      3,807,780      2,336,116
                                                    ------------   ------------   ------------   ------------
Total operating expenses.........................      4,134,399      2,863,093      7,690,142      4,906,364
                                                    ------------   ------------   ------------   ------------
Income before income taxes.......................        151,086      2,155,868        289,538      4,181,952
Applicable income taxes..........................         26,784        841,299         78,984      1,627,420
Net income.......................................    $.  124,302  $   1,314,569    $   210,554  $   2,554,532
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
Per share data:
   Net income per common share
     (primary)..................................           $0.03          $0.31          $0.05          $0.61
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
   Net income per common share
     (fully diluted)............................           $0.03          $0.30          $0.05          $0.59
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
   Average number of common shares
    outstanding (primary).......................       4,189,100      4,180,000      4,189,100      4,180,000
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
   Average number of common shares
    outstanding (fully diluted).................       4,189,100      4,310,400      4,192,400      4,302,200
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------





                   See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.

                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)



                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------  --------------------------
                                                         1996           1995           1996           1995
                                                    ------------   ------------   ------------   ------------
Common stock:
   Balance at beginning of period................   $     41,891     $   41,800     $   41,891     $   41,800
   Stock options exercised.......................             --             --             --             --
                                                    ------------   ------------   ------------   ------------
                                                          41,891         41,800         41,891         41,800
                                                    ------------   ------------   ------------   ------------
Additional paid-in capital:
   Balance at beginning and end of period........     13,514,422     13,392,437     13,514,422     13,392,437
Retained earnings:
   Balance at beginning of period................      2,186,276      3,014,542      2,100,024      1,774,579
   Net income....................................        124,302      1,314,569        210,544     12,554,533
                                                    ------------   ------------   ------------   ------------
                                                       2,310,578      4,329,111      2,310,578      4,329,112
                                                    ------------   ------------   ------------   ------------
Total stockholders' equity                          $ 15,866,891   $ 17,763,348   $ 15,866,891   $ 17,763,349
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------




                   See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.

                               STATEMENTS OF CASH FLOWS
                  THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------   ---------------------------
                                                         1996           1995           1996           1995
                                                    ------------   ------------   ------------   ------------
Cash flows from operating activities:
Net income.......................................   $    124,302   $  1,314,569   $    210,554   $  2,554,532
Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Provision for credit losses.................       2,200,000         40,167      4,896,000         52,890
    Net finance receivable (charge-offs)
    recoveries against allowance................      (5,315,282)       (46,205)    (6,811,412)       (58,928)
    Decrease (increase) in:
      Prepaid expenses..........................         217,443         14,138        172,738         77,805
      Repossessed or titled assets..............        (314,795)      (531,844)      (332,841)      (691,169)
      Other assets..............................         103,323       (545,672)       (29,102)      (757,795)
    Deferred tax................................        (772,071)            --       (772,071)            --
    Increase (decrease) in:
      Accrued interest..........................        (364,988)      (235,027)      (135,481)       184,114
      Accrued income tax........................        (710,644)      (796,276)      (683,144)      (240,305)
      Accounts payable and accrued
        liabilities.............................        (125,671)       360,727       (193,382)     1,281,579
      Unearned insurance commissions............         (11,968)         4,915        (15,863)        (5,299)
      Dealer reserves...........................         (24,451)        60,707        (22,163)        (1,017)
      Nonrefundable acquisition discount........        (444,363)     4,735,720     (4,049,713)     6,978,007
                                                    ------------   ------------   ------------   ------------
Net cash provided by (used in) operating
  activities.....................................     (5,439,165)     4,375,919     (7,765,880)     9,374,414
                                                    ------------   ------------   ------------   ------------
Cash flows from investing activities:
    Investments.................................          (9,155)            --         (9,155)            --
    Proceeds from bulk sale of vehicle retail
       installment notes........................      21,470,402     18,993,924     34,282,274     18,993,924
    Principal collected on finance receivables..      12,300,627     12,080,892     27,139,870     19,633,598
    Finance receivables originated or
      acquired (net of write-offs)..............     (17,382,429)   (67,923,052)   (35,177,250)   (87,691,932)
                                                    ------------   ------------   ------------   ------------
Net cash provided by (used in) investing
  activities.....................................     16,379,445    (36,848,236)    26,235,739    (49,064,410)
                                                    ------------   ------------   ------------   ------------
Cash flows from financing activities:
    Proceeds from draws on bank lines...........      12,700,000    174,879,532     29,280,583    324,329,532
    Repayments of borrowings....................     (23,950,000)  (157,625,000)   (48,480,583)  (300,069,532)
    Proceeds from issuance of other debt........          14,320     17,048,901         55,728     17,086,079
    Repayment of other debt.....................        (130,913)      (399,999)      (130,913)      (382,921)
    Debt issuance cost..........................        (102,432)      (952,570)       (60,558)    (1,041,313)
    Debt issued to an affiliate.................         489,774       (536,863)       451,118        218,906
    Dividends paid..............................              --             --             --             --
    Deferred tax credit to additional paid-in
      capital...................................              --             --             --             --
                                                    ------------   ------------   ------------   ------------
Net cash provided by (used in) financing
  activities.....................................    (10,979,251)    32,414,001    (18,884,625)    40,140,751
                                                    ------------   ------------   ------------   ------------
Cash, net change.................................        (38,971)       (58,316)      (414,766)       450,755
Cash at beginning of period......................      1,693,422      1,364,456      2,069,217        855,385
                                                    ------------   ------------   ------------   ------------
Cash at end of period............................   $  1,654,451   $  1,306,140   $  1,654,451   $  1,306,140
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
Supplemental cash flow disclosures - cash paid
during the period for:
    Interest....................................    $  1,828,772   $  2,046,189   $  3,931,756   $  3,046,776
    Income taxes and Illinois replacement tax...    $  1,509,500   $  1,570,443   $  1,534,200   $  1,800,593

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

    As of June 30, 1996, the Company had active relationships (I.E., the Company purchased Installment Contracts from such dealers during the preceding 90 days) with approximately 450 dealers located primarily in Illinois, Florida, Georgia, and South Carolina, and, to a lesser extent, in Arizona, Colorado, Idaho, Indiana, Kentucky, Nevada, New Mexico, Ohio, Tennessee, Texas, Utah, Wisconsin and Wyoming.

    The following is management's discussion and analysis of the financial condition of the Company at June 30, 1996 (unaudited) as compared to June 30, 1995 (unaudited) and December 31, 1995, and the results of operations for the three and six months ended June 30, 1996 and 1995 (unaudited). This discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report. Data for the three and six months ended June 30, 1996 are not necessarily indicative of results expected for the full fiscal year. The ratios and percentages provided below are calculated using the detailed financial information contained in the Company's financial statements and the financial data included elsewhere in this Form 10-Q. References to "net" finance receivables or Installment Contracts shall mean finance receivables or Installment Contracts, as appropriate, net of unearned finance charges.

RECENT DEVELOPMENTS

    On June 5, 1996 the Company announced the appointment of Robert J. Braasch as president of the Company, effective July 1, 1996, succeeding Ronald B. Clonts, who assumed the position of Vice Chairman of the Board.

    On June 25, 1996 the Company sold approximately $21.5 million (net) of Installment Contracts to General Electric Capital Corporation ("GECC") under an Asset Purchase Agreement dated as of June 25, 1996, between the Company and GECC (the "GECC Agreement"). After giving effect to this sale, as of June 30, 1996, the Company serviced approximately $56.5 million (net) of Installment Contracts sold to GECC pursuant to an Amended and Restated Servicing Agreement dated as of June 25, 1996 between the Company and GECC. SEE "Liquidity and Capital Resources."

    On August 6, 1996 the Company announced the appointment of Sam M. Keith as chief operating officer of the Company.

GENERAL

    Installment Contracts represented approximately 99.7% of the Company's net finance receivables at June 30, 1996. Installment Contracts are purchased on a non-recourse basis from automobile dealers and are typically secured by medium-priced used automobiles. The automobiles are purchased by non-prime consumers at retail prices typically ranging from approximately $6,000 to $15,000. Installment Contracts financing such purchases typically have annual percentage rates of interest ("APRs") ranging from 14% to 28% and repayment terms ranging from 12 to 60 months. The average original principal amount financed under Installment Contracts outstanding at June 30, 1996 was approximately $8,330, at an average APR of approximately 27%, with an average original term of approximately 40 months. The Company's experience has shown, however, that the average life of the Company's Installment Contracts is substantially less than 40 months due to the amount of payoffs and repossessions that occur prior to contract maturity.

    The Company's portfolio of managed (owned or serviced) finance receivables, net of unearned finance charges, declined to $176.0 million at June 30, 1996 from $184.9 million at December 31, 1995 and increased from $158.9 million at June 30, 1995. The Company's income before income taxes declined to $211,000 for the six months ended June 30, 1996 from $2.6 million for the six months ended June 30, 1995. SEE "Accounting Matters."

    Interest and servicing income on managed Installment Contracts accounts for most of the Company's revenue. The net amount of Installment Contracts purchased declined to $57.5 million during the six months ended June 30, 1996 from $96.7 million during the six months ended June 30, 1995. As reflected in the following table, the finance receivables (purchased or originated) by the Company during the periods presented below consist primarily of Installment Contracts.



                                       FOR THE THREE MONTHS ENDED JUNE 30,           FOR THE SIX MONTHS ENDED JUNE 30,
                                   ----------------------------------------      ---------------------------------------
                                           1996                1995                    1996                1995
                                   -------------------  -------------------      ------------------  -------------------
                                                 % OF                % OF                    % OF                % OF
                                     AMOUNT     TOTAL    AMOUNT     TOTAL         AMOUNT     TOTAL    AMOUNT     TOTAL
                                    --------  --------  --------   -------       --------  --------  --------  --------
                                                                   (DOLLARS IN THOUSANDS)
Net Installment
    Contracts
    purchased (1)..............      $28,722        99%  $56,124       100%       $57,477        99%  $96,698        91%
Net Other
    Loans originated (1).......          102         1%      101         0%           175         1%      190         9%
                                    --------  --------  --------   -------       --------  --------  --------  --------
Total...........................     $28,824       100%  $56,225       100%       $57,652       100%  $96,888       100%
                                    --------  --------  --------   -------       --------  --------  --------  --------
                                    --------  --------  --------   -------       --------  --------  --------  --------
- ----------------------
(1)   Net of unearned finance charges


    As part of its funding strategy, the Company sold $34.3 million (net) of Installment Contracts to GECC during the six-month period ended June 30, 1996, including $21.5 million (net) during the three-month period ended June 30, 1996. No gains or losses were recorded at the time the Installment Contracts were sold, and the Company did not capitalize any servicing fees in connection with the sales. The Company retained servicing rights on the Installment Contracts sold. The Company recognizes servicing income over the life of the related receivables as a percentage of receivables outstanding. The Company is also eligible to receive bonus servicing fees based on portfolio performance. Bonus servicing fees are recognized as income when earned. The net amount of Installment Contracts serviced by the Company for third parties was $56.5 million and $31.0 million at June 30, 1996 and 1995, respectively.

ACCOUNTING MATTERS

    Historically, the Company recorded, at the time it purchased Installment Contracts, a portion of contract interest (which would otherwise have been recorded as unearned finance charges) as nonrefundable acquisition discount when the credit risk and potential for future losses warranted such an allocation. For the three- and six-month periods ended June 30, 1996, however, the Company did not allocate any portion of contract interest from Installment Contracts purchased during the period to nonrefundable acquisition discount. Instead, the Company established reserves for credit losses on its portfolio of Installment Contracts through the recognition of a provision for credit losses that supplemented the balance of nonrefundable acquisition discount. SEE "Credit Loss Experience."

PROFITABILITY

    The following table sets forth certain data relating to the Company's net income for the three and six months ended June 30, 1996 and 1995 and for the year ended December 31, 1995:

                                            FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                ENDED JUNE 30,           FOR THE YEAR
                                            -------------------------     -------------------------     ENDED DECEMBER
                                            1996                1995      1996                1995      31, 1995
                                            ----------     ----------     ----------     ----------     --------------
                                                                          (DOLLARS IN THOUSANDS)
Average net finance
    receivables (1). . . . . . . . . . .      $133,892       $109,294       $136,859       $100,388            $120,830
Average interest bearing
    liabilities. . . . . . . . . . . . .       110,586         76,868        112,689         69,863              88,276
Total interest and fee income. . . . . .         7,279          5,893         15,360         10,741              27,100
Total interest expense . . . . . . . . .         2,484          1,811          4,873          3,231               8,093
                                              --------       --------       --------       --------            --------
Net interest income before
    provision for credit losses. . . . .       $ 4,796        $ 4,082       $ 10,487        $ 7,510            $ 19,007
                                              --------       --------       --------       --------            --------
                                              --------       --------       --------       --------            --------
Average interest rate earned on
    net finance receivables(2) . . . . .         21.75%         21.57%         22.45%         21.40%              22.43%
Average interest rate on interest
    bearing liabilities. . . . . . . . .          8.98%          9.42%          8.65%          9.25%               9.17%
                                              --------       --------       --------       --------            --------
Net interest spread. . . . . . . . . . .         12.76%         12.15%         13.80%         12.15%              13.26%
                                              --------       --------       --------       --------            --------
                                              --------       --------       --------       --------            --------
Net interest margin (3). . . . . . . . .         14.33%         14.94%         15.33%         14.96%              15.73%
                                              --------       --------       --------       --------            --------
                                              --------       --------       --------       --------            --------
- ----------------------------

    (1) Excludes average net finance receivables serviced for third parties of $44.6 million and $33.9 million for the three months ended June 30, 1996 and 1995, respectively; and $42.9 million and $28.2 million for the six months ended June 30, 1996 and 1995, respectively. Average net finance receivables serviced for third parties were $33.1 million for the year ended December 31, 1995.

    (2) Average interest rates earned typically are less than average APRs charged to consumers due to the Company's historical policy of allocating to nonrefundable acquisition discount, at the time Installment Contracts are purchased, a portion of contract interest (which would otherwise have been recorded as unearned finance charges) when the credit risk and potential for losses warrant such allocation. During 1995, the Company made such allocations, which had the effect of reducing the interest rate earned on Installment Contracts. With respect to Installment Contracts purchased during 1996, the Company did not allocate to nonrefundable acquisition discount any contract interest that would otherwise have been recorded as unearned finance charges. SEE "Accounting Matters."

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

    The Company's liabilities are generally more interest-rate sensitive than its finance receivables. Since the second quarter of 1995, interest rates have generally declined, thereby reducing the Company's cost of funds on its primary source of funding, which is the Amended and Restated Revolving Credit Agreement with a group of commercial banks with CoreStates Bank, N.A. as agent (as amended, the "Revolving Credit Agreement"). The maximum credit facility under the Revolving Credit Agreement is $100 million, which is subject to reduction pursuant to the terms of the Revolving Credit Agreement. Under the Revolving Credit Agreement, the Company has the option of borrowing funds at an interest rate equal to either the prime rate of the agent bank or the LIBOR rate plus 2.0%. The prime rate was 8.25% on June 30, 1996 and the three-month LIBOR rate was 5.625% on such date.

FINANCIAL CONDITION

    Total assets decreased $19.7 million (14.2%) to $119.4 million at June 30, 1996 from $139.1 million at December 31, 1995 primarily due to a decline in net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) to $105.2 million at June 30, 1996 from $125.5 million at December 31, 1995. The decline in assets and finance receivables is, in part, attributable to the sale of approximately $34.3 million (net) of Installment Contracts during the first half of 1996. Total assets were $116.2 million at June 30, 1995 and net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) were $111.0 million at such date. The net amount of managed Installment Contracts decreased to $175.6 million at June 30, 1996 from $184.4 million at December 31, 1995. The net amount of managed Installment Contracts was $158.3 million at June 30, 1995.

    Total liabilities decreased $19.9 million (16.1%) to $103.5 million at June 30, 1996 from $123.4 million at December 31, 1995, primarily due to a decrease in total debt to $99.9 million at June 30, 1996 from $118.7 million at December 31, 1995. The decrease in total debt was primarily the result of reduced borrowings under the Revolving Credit Agreement to $80.5 million at June 30, 1996 from $99.7 million at December 31, 1995. SEE "Liquidity and Capital Resources." Total liabilities were $98.4 million at June 30, 1995, which included total debt of $93.7 million primarily comprised of borrowings under the Revolving Credit Agreement of $75.1 million.

RESULTS OF OPERATIONS

    The following table sets forth certain data relating to the Company's results of operations for the three and six months ended June 30, 1996 and 1995:

                                                   FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------  ---------------------------------
                                                              1995          1995            1996           1995
                                                           ----------     ----------     ----------     ----------
                                                                           (DOLLARS IN THOUSANDS)
Automobile portfolio interest and fee
 income. . . . . . . . . . . . . . . . . . . . .            $   7,205      $   5,787     $   15,222     $   10,533
                                                           ----------     ----------     ----------     ----------
Total interest and fee income. . . . . . . . . .            $   7,279      $   5,893     $   15,360     $   10,741
Total interest expense . . . . . . . . . . . . .                2,484          1,811          4,873          3,231
                                                           ----------     ----------     ----------     ----------
Net interest income before provision for
    credit losses. . . . . . . . . . . . . . . .                4,796          4,082         10,487          7,510
 Provision for credit losses . . . . . . . . . .                2,200            (40)         4,896            (53)
                                                           ----------     ----------     ----------     ----------
Net interest income after provision for
    credit losses. . . . . . . . . . . . . . . .                2,596          4,122          5,591          7,563
                                                           ----------     ----------     ----------     ----------
 Other Income:
    Servicing income (from Installment
         Contracts). . . . . . . . . . . . . . .                1,676            812          2,353          1,358
    Insurance products commissions . . . . . . .                   14             85             35            167
                                                           ----------     ----------     ----------     ----------
 Total other income. . . . . . . . . . . . . . .                1,690            897          2,388          1,525
                                                           ----------     ----------     ----------     ----------
 Salaries and related costs. . . . . . . . . . .                2,138          1,490          3,882          2,570
 Other operating expenses. . . . . . . . . . . .                1,996          1,373          3,808          2,336
                                                           ----------     ----------     ----------     ----------
 Total operating expenses. . . . . . . . . . . .                4,134          2,863          7,690          4,906
                                                           ----------     ----------     ----------     ----------
 Income before taxes . . . . . . . . . . . . . .                  151          2,156            290          4,182
 Taxes   . . . . . . . . . . . . . . . . . . . .                   27            841             79          1,627
                                                           ----------     ----------     ----------     ----------
 Net income. . . . . . . . . . . . . . . . . . .              $   124      $   1,315        $   211      $   2,555
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------

    COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995. Net income decreased by 91.8% to $211,000 for the six months ended June 30, 1996 from $2.6 million for the comparable 1995 period, primarily due to the difference in the manner in which the Company established reserves for credit losses during the two periods and the resulting increase in the provision for credit losses for the six months ended June 30, 1996 as well as increases in credit losses during the 1996 period. SEE "Accounting Matters."

    Net interest income before the provision for credit losses increased 40.0% to $10.5 million for the six months ended June 30, 1996 from $7.5 million for the comparable 1995 period, primarily as a result of increased income from the Installment Contracts portfolio. The average interest rate earned on net finance receivables and net interest spread for the six months ended June 30, 1996, as compared to the corresponding figures for the six months ended June 30, 1995, improved slightly as a result of the manner in which the Company established its reserves for credit losses. SEE "Accounting Matters." During the six months ended June 30, 1996, the Company sold (net) Installment Contracts totaling $34.3 million, compared to sales of $17.1 million during the six months ended June 30, 1995. The Company's periodic sales of finance receivables have a negative effect on interest and fee income; however, these sales result in increased servicing income.

    Total interest expense increased to $4.9 million for the six months ended June 30, 1996 from $3.2 million for the six months ended June 30, 1995. The increase resulted from an increase in the amount of borrowed funds, partially offset by a decline in interest rates paid on borrowed funds. The total debt outstanding at June 30, 1996 increased to $99.9 million from $93.7 million at June 30, 1995, and the weighted average interest rate paid for borrowed funds declined to 8.65% as of June 30, 1996 from 9.25% as of June 30, 1995.

    The provision for credit losses was $4.9 million for the six months ended June 30, 1996 as compared to ($53,000) for the six months ended June 30, 1995. This significant increase was due to the manner in which the Company established its reserves for credit losses during the two periods and higher losses experienced on Installment Contracts during the six months ended June 30, 1996 than during the corresponding period in 1995. SEE "Accounting Matters," and "Credit Loss Experience."

    Other income, including servicing income and commissions from the sale of Insurance Products, increased 60.0% to $2.4 million for the six months ended June 30, 1996 from $1.5 million for the six months ended June 30, 1995, primarily due to an increase in servicing income to $2.4 million (71.4%) for the six months ended June 30, 1996 from $1.4 million for the six months ended June 30, 1995. The increase in servicing income corresponds to the increased average amount of finance receivables serviced by the Company for third parties during the six months ended June 30, 1996 as compared to the comparable 1995 period. Income from the sale of Insurance Products was $35,000 during the six months ended June 30, 1996 as compared to $167,000 during the six months ended June 30, 1995.

    Total operating expenses increased to $7.7 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Salaries and related costs increased from the corresponding period in 1995 to $3.9 million for the six months ended June 30, 1996, due primarily to the substantial increase in the number of employees, normal pay increases and increased benefits costs. The Company's other operating expenses increased to $3.8 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995, also due to the growth of the Company and higher professional fees. Total operating expenses (annualized) as a percentage of average net finance receivables owned or serviced increased to 8.56% for the six months ended June 30, 1996 as compared to 7.63% for the six months ended June 30, 1995.

    Income tax expense decreased 95.1% to $79,000 for the six months ended June 30, 1996 from $1.6 million for the six months ended June 30, 1995. The decrease resulted from a lower level of pretax income and a lower effective tax rate during the six months ended June 30, 1996 versus the corresponding period in 1995.

    COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30, 1995. Net income decreased by 90.5% to $124,000 for the three months ended June 30, 1996 from $1.3 million for the comparable 1995 period, primarily due to the difference in the manner in which the Company established reserves for credit losses during the two periods and the resulting increase in the provision for credit losses for the three months ended June 30, 1996 as well as increases in credit losses during the 1996 period. SEE "Accounting Matters."

    Net interest income before the provision for credit losses increased 17.1% to $4.8 million for the three months ended June 30, 1996 from $4.1 million for the comparable 1995 period, primarily as a result of increased income from the Installment Contracts portfolio. The average interest rate earned on net finance receivables and net interest spread for the three months ended June 30, 1996, as compared to the corresponding figures for the three months ended June 30, 1995, improved slightly as a result of the manner in which the Company established its reserves for credit losses. SEE "Accounting Matters." During the three months ended June 30, 1996, the Company sold (net) Installment Contracts totaling $21.5 million, compared to no sales during the three months ended June 30, 1995. The Company's periodic sales of finance receivables have a negative effect on interest and fee income; however, these sales result in increased servicing income.

    Total interest expense increased to $2.5 million for the three months ended June 30, 1996 from $1.8 million for the three months ended June 30, 1995. The increase resulted from an increase in the amount of borrowed funds, partially offset by a decline in interest rates paid on borrowed funds. The total debt outstanding at June 30, 1996 increased to $99.9 million from $93.7 million at June 30, 1995, and the weighted average interest rate paid for borrowed funds declined to 8.98% as of June 30, 1996 from 9.42% as of June 30, 1995.

    The provision for credit losses was $2.2 million for the three months ended June 30, 1996 as compared to ($40,000) for the three months ended June 30, 1995. This significant increase was due to the manner in which the Company established its reserves for credit losses during the two periods and higher losses experienced on Installment Contracts during the three months ended June 30, 1996 than during the corresponding period in 1995. SEE "Accounting Matters" and "Credit Loss Experience."

    Other income, including servicing income and commissions from the sale of Insurance Products, increased 88.4% to $1.7 million for the three months ended June 30, 1996 from $897,000 for the three months ended June 30, 1995, primarily due to an increase in servicing income to $1.7 million (106.4%) for the three months ended June 30, 1996 from $812,000 for the three months ended June 30, 1995. The increase in servicing income corresponds to the increased average amount of finance receivables serviced by the Company for third parties during the three months ended June 30, 1996 as compared to the comparable 1995 period. Income from the sale of Insurance Products was $14,000 during the three months ended June 30, 1996 as compared to $85,000 during the three months ended June 30, 1995.

    Total operating expenses increased to $4.1 million for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Salaries and related costs increased from the corresponding period in 1995 to $2.1 million for the three months ended June 30, 1996, due primarily to the substantial increase in the number of employees, normal pay increases and increased benefits costs. The Company's other operating expenses increased to $2.0 million for the three months ended June 30, 1996 compared to the three months ended June 30, 1995, also due to the growth of the Company and higher professional fees. Total operating expenses (annualized) as a percentage of average net finance receivables owned or serviced increased to 9.20% for the three months ended June 30, 1996 as compared to 8.91% for the three months ended June 30, 1995.

    Income tax expense decreased 96.8% to $27,000 for the three months ended June 30, 1996 from $841,000 for the three months ended June 30, 1995. The decrease resulted from a lower level of pretax income and a lower effective tax rate during the three months ended June 30, 1996 versus the corresponding period in 1995.

CREDIT LOSS EXPERIENCE

    The Company's credit loss reserves are comprised of three components: nonrefundable acquisition discount; an allowance for credit losses; and, for non-Installment Contract finance receivables, refundable dealer reserves. The total of allowance for credit losses, nonrefundable acquisition discount and dealer reserves equaled 12.17% and 13.26% of net owned finance receivables at June 30, 1996 and 1995, respectively. The following discussion reflects the Company's increased emphasis on the allowance for credit losses and its reduced emphasis on nonrefundable acquisition discount to establish credit loss reserves for the Company's Installment Contracts portfolio. SEE "Accounting Matters."

    NONREFUNDABLE ACQUISITION DISCOUNT AND DEALER RESERVES. In order to achieve an acceptable rate of return and appropriately reflect credit risks generally associated with the Company's automobile finance business, the Company purchases Installment Contracts from dealers at a discount from their principal amount. Eagle negotiates the amount of the discounts with dealers based upon various criteria, one of which is the credit risk associated with the contracts being purchased. The discount is nonrefundable and is allocated to the nonrefundable acquisition discount account. As part of the Company's financing of retail installment sale contracts (other than Installment Contracts), refundable dealer reserves may be established to protect the Company from losses associated with such contracts.

    The following table presents a reconciliation of the changes in nonrefundable acquisition discount and dealer reserves for the three and six months ended June 30, 1996 and 1995:

                                                   FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------  ---------------------------------
                                                              1995          1995            1996           1995
                                                           ----------     ----------     ----------     ----------
                                                                           (DOLLARS IN THOUSANDS)
 Balance at beginning of period. . . . . . . . .               $6,118        $10,926         $9,721      $   8,746
 Additions applicable to new volume. . . . . . .                2,897          9,575          5,382         17,637
 Reductions applicable to accounts sold. . . . .               (2,701)            --         (3,982)        (2,018)
 Losses charged, net of recoveries . . . . . . .                 (665)        (4,779)        (5,472)        (8,643)
                                                           ----------     ----------     ----------     ----------
 Balance at end of period. . . . . . . . . . . .               $5,649        $15,722         $5,649     $   15,722
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------

    ALLOWANCE AND PROVISION FOR CREDIT LOSSES/CHARGE-OFFS. The Company maintains an allowance for credit losses at a level management believes adequate to absorb potential losses in its finance receivables portfolio. Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience and delinquency trends using static pool analysis, the value of the underlying collateral and general economic conditions and trends. A provision for losses is charged to earnings in an amount sufficient to maintain the allowance for credit losses at the level believed adequate by management. The Company's general policy is to charge off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days contractually delinquent. The Company has experienced higher charge-off rates during the three and six months ended June 30, 1996 than during the corresponding periods of 1995.

    The following table reflects the Company's allowance for credit losses and provision for credit losses for the three and six months ended June 30, 1996 and 1995:

                                                   FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------  ---------------------------------
                                                              1995          1995            1996           1995
                                                           ----------     ----------     ----------     ----------
                                                                           (DOLLARS IN THOUSANDS)
 Balance at beginning of period. . . . . . . . .           $   12,008         $1,249        $10,807         $1,249
 Provision charged to expense. . . . . . . . . .                2,200            (46)         4,896            (59)
 Finance receivables charged off . . . . . . . .               (5,336)            --         (6,855)           (28)
 Recoveries. . . . . . . . . . . . . . . . . . .                   20             40             44             81
                                                           ----------     ----------     ----------     ----------
 Balance at end of period. . . . . . . . . . . .            $   8,892         $1,243        $ 8,892         $1,243
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------
Allowance as a percentage of net
    finance receivables (owned) at
    end of period. . . . . . . . . . . . . . . .                7.44%          0.97%

DELINQUENCIES

    Managed finance receivables that were 60 days and greater contractually delinquent (net of unearned finance charges) were $2.7 million, $3.5 million and $2.5 million, representing 1.5%, 1.9% and 1.6% of net managed finance receivables, as of June 30, 1996, December 31, 1995 and June 30, 1995, respectively. Owned finance receivables that were 60 days and greater contractually delinquent (net of unearned finance charges) were $2.0 million, $3.0 million and $2.1 million, representing 1.7%, 2.1% and 1.6% of net owned finance receivables, as of June 30, 1996, December 31, 1995 and June 30, 1995, respectively.

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

    Net cash provided by (used in) operating activities totaled ($5.4) million and $4.4 million during the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, net cash provided by (used in) operating activities totaled ($7.8) million and $9.3 million, respectively. During these periods, the primary source of net cash provided by (used in) operating activities has been net income and the net changes in the allowance for credit losses and the nonrefundable acquisition discount accounts. Net cash used in operating activities for the three and six months ended June 30, 1996 was affected by the significant decline in the nonrefundable acquisition discount account and by the net change in the allowance for credit losses. Net cash provided by operating activities for the three and six months ended June 30, 1995 was affected by the level of net income and the increase in the nonrefundable acquisition discount account.

    Net cash provided by (used in) investing activities represents the net investment in, or liquidation of, finance receivables, which for the three-month period ended June 30, 1996 and 1995 was $16.4 million and ($36.8) million, respectively. For the six months ended June 30, 1996 and 1995, net cash provided by (used in) investing activities was $26.2 million and ($49.1) million, respectively. During the three and six months ended June 30, 1996, cash provided from the bulk sale of retail installment contracts was $21.5 and $34.3 million, respectively.

    Net cash provided by (used in) financing activities for the three and six months ended June 30, 1996 and the comparable 1995 periods largely result from borrowings and repayments under the Revolving Credit Agreement. Net cash provided by (used in) financing activities for the three months ended June 30, 1996 was ($11.0) million and net cash provided by financing activities for the three months ended June 30, 1995 was $32.4 million. For the six months ended June 30, 1996 and 1995, net cash provided by (used in) financing activities was ($18.9) million and $40.1 million, respectively.

    The self-liquidating nature of Installment Contracts and Other Loans enables the Company to assume a higher debt-to-equity ratio than in most other businesses. The amount of debt the Company incurs from time to time depends on the Company's need for cash and its ability to borrow under the terms of the Revolving Credit Agreement. The Company intends to meet its short- and long-term liquidity needs with cash flow from operations, borrowings under the Revolving Credit Agreement, the sale or securitization of finance receivables and the proceeds from the issuance of securities in the capital markets.

    While the Company must comply with customary financial and other covenants under the Revolving Credit Agreement, the Company believes they will not materially limit its business strategy. During June 1996 the Company entered into an amendment of the Revolving Credit Agreement that, among other things, reduced the maximum amount of the facility to $100 million, modified the terms of the facility and extended the maturity date to September 27, 1996. The Company is presently in discussions with its lenders to attempt to obtain modifications to the Revolving Credit Agreement that may, among other things, adjust the amount of the facility, modify certain financial covenants to be more consistent with the Company's current manner of establishing reserves for credit losses and extend the term of the Revolving Credit Agreement beyond September 27, 1996. If the Revolving Credit Agreement is not extended, the Company would be required to repay the outstanding balance under the Revolving Credit Agreement on its September 27, 1996 maturity date and seek alternative funding sources. The Company is also pursuing, and currently anticipates relying more heavily upon, alternative funding sources such as securitization financing. No assurance can be given that these pursuits will be successful, that the Company will be able to extend the Revolving Credit Agreement on terms acceptable to the Company or that the Company will be able to secure alternative funding if the Revolving Credit Agreement is not extended.

    At June 30, 1996, the Company had total debt of $99.9 million as compared to $118.7 million at December 31, 1995 and $93.7 million at June 30, 1995. At June 30, 1996, $10.6 million was available under the Revolving Credit Agreement from committed financial institutions. The following table presents the Company's debt instruments and the weighted average interest rates on such instruments at the dates indicated:

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                               ----------------------------------------------------             DECEMBER 31,
                                                        1996                          1995                          1995
                                               ----------------------        ----------------------        ----------------------
                                               BALANCE          RATE         BALANCE          RATE         BALANCE          RATE
                                               -------        -------        -------        -------        -------        -------
                                                                             (DOLLARS IN THOUSANDS)
SENIOR:
     Revolving Credit Agreement. . . .         $80,450           8.25%       $75,050           8.93%      $ 99,650           7.89%
     Loan from Commonly Controlled
          Company. . . . . . . . . . .           1,453           6.75%           665           5.81%         1,002           6.75%
 SUBORDINATED:
     Notes payable . . . . . . . . . .          17,970          12.14%        17,996          12.44%      $ 18,045          12.14%
                                               -------        -------        -------        -------        -------        -------
 Total debt. . . . . . . . . . . . . .         $99,873           8.65%       $93,710           9.25%      $118,697           8.52%
                                               -------        -------        -------        -------        -------        -------
                                               -------        -------        -------        -------        -------        -------

    The following table sets forth information with respect to maturities of senior and subordinated debt at June 30, 1996:

                                    LOANS FROM
                                     COMMONLY
                     SENIOR BANK    CONTROLLED   SUBORDINATED
YEAR               LINES OF CREDIT    COMPANY    NOTES PAYABLE      TOTAL
- ----               ---------------  ----------   -------------     --------
                                      (DOLLARS IN THOUSANDS)
1996 . . . . .        $80,450         $1,453      $      38        $81,941
1997 . . . . .                                          111            111
1998 . . . . .                                           39             39
1999 . . . . .                                          853            853
2000 . . . . .                                          802            802
Thereafter . .                                       16,127         16,127
                      -------        -------        -------        -------
    Total. . .        $80,450      $   1,453        $17,970        $99,873
                      -------        -------        -------        -------
                      -------        -------        -------        -------

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

    The GECC Agreement provides for the purchase by GECC of Installment Contracts from the Company on a revolving basis of up to a maximum principal amount of $80 million outstanding at any time through June 25, 1997 with an automatic one-year extension through June 25, 1998.

    Total stockholders' equity at June 30, 1996 was $15.9 million as compared to $15.7 million at December 31, 1995 and $17.8 million at June 30, 1995. The Company's ability to pay dividends is limited by the Revolving Credit Agreement.

                             PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

    The Company has been named as a defendant in the following described lawsuits: (i) BLAKE V. EAGLE FINANCE CORP., ET AL. -- on April 25, 1996, the Company and Charles F. Wonderlic, Ronald B. Clonts, Robert J. Braasch and Richard E. Wonderlic were named as defendants in a class action complaint filed by David M. Blake in the United States District Court for the Eastern District of Missouri, Case Number 96 CV 00788 LOD (the "Blake Complaint"). The Blake Complaint alleges common law fraud, breach of fiduciary duty, negligence and violations of the federal Racketeer Influenced and Corrupt Organizations Act (18 U.S.C. '1962 ET SEQ.) based on the filing by the Company of allegedly inaccurate quarterly reports with the Securities and Exchange Commission during 1995 and the subsequent restatement of earnings by the Company that occurred during April 1996; and (ii) REHM V. EAGLE FINANCE CORP., ET AL. -- on April 29, 1996, the Company and Charles F. Wonderlic, Ronald B. Clonts and Robert J. Braasch were named as defendants in a class action complaint filed by Alfred Rehm in the United States District Court for the Northern District of Illinois, Case Number 96 C 2455 (the "Rehm Complaint"). The Rehm Complaint alleges violations of Sections 10b and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated under Section 10b, based on allegedly inaccurate press releases and the filing by the Company of allegedly inaccurate quarterly reports with the Securities and Exchange Commission during 1995 and the subsequent restatement of earnings by the Company that occurred during April 1996. The defendants have moved to dismiss both the Blake Complaint and the Rehm Complaint in their entirety. Blake has not responded to defendants' motion although, according to the court's local rules, as of the date of this filing his time to respond has expired. Rehm has responded to defendants' motion to dismiss, and that motion is now fully briefed. The Company and the individually named defendants are awaiting the courts' rulings on their motions.

     In accordance with applicable law and certain indemnification agreements entered into with each of the individually named defendants, the Company is required to indemnify each of the individually named defendants to the maximum extent allowed with respect to the above-described lawsuits.

    The Company intends to contest the above described lawsuits vigorously. Although the Company believes that the above-described lawsuits are without merit, it is not possible at this time to estimate the likelihood of a favorable or adverse result to the Company or the individually named defendants.

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.  The Annual Meeting of Stockholders was held on May 14, 1996.

B. At the meeting, Robert H. Arnold, Ronald H. Arnold, Ronald B. Clonts, and Walter J. O'Brien were elected to serve as Class II directors (term expires in 1999). Continuing as Class III directors (term expires in 1997) are Anne Hamblin Schiave and Charles F. Wonderlic. Continuing as Class I directors (term expires in 1998) are Richard E. Wonderlic and Edward J. Noha. The stockholders ratified the selection of KPMG Peat Marwick LLP as the Company's auditors for the year ending December 31, 1996.

C. The following individuals were elected to serve as directors of the Company for a term of three years at the Annual Meeting. The votes for and against such individuals are set forth below.

                                      FOR     AGAINST     WITHHELD
                                      ---     -------     --------

         1.   Robert H. Arnold    4,015,473        0       10,965
         2.   Ronald B. Clonts    4,015,473        0       10,965
         3.   Walter J. O'Brien   4,015,473        0       10,965

D. Ratification of KPMG Peat Marwick LLP as the Company's independent auditors.

                                      FOR     AGAINST     WITHHELD
                                      ---     -------     --------

                                  3,303,353   33,453       689,632

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1 First Amendment to Amended and Restated Revolving Credit Agreement dated September 1, 1995

         10.2 Second Amendment to Amended and Restated Revolving Credit Agreement dated June 30, 1996

         10.3 Asset Purchase Agreement dated as of June 25, 1996 between General Electric Capital Capital Corporation and Eagle Finance Corp.

         10.4 Amended and Restated Servicing Agreement dated as of June 25, 1996 between General Electric Capital Corporation and Eagle Finance Corp.

         11     Statement re computation of per share earnings

         27     Financial Data Schedule

         99.1 Press release issued by the Company announcing earnings for the three and six months ended June 30, 1996

         99.2   Statements of Income for the twelve months ended June 30, 1996

    (b) Reports on Form 8-K - The Company filed reports on Form 8-K (i) dated April 15, 1996 announcing restated earnings for the year ended December 31, 1995, and (ii) dated June 5, 1996 announcing the appointment of Robert J. Braasch as President of the Company and Ronald B. Clonts as Vice Chairman of the Board, effective July 1, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE FINANCE CORP.



Date: August 13, 1996                  ROBERT J. BRAASCH
                                       ----------------------------------------
                                       Robert J. Braasch
                                       President and Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                         Financial Officer)

                                    EXHIBIT INDEX


EXHIBIT
  NO.         DESCRIPTION
- -------       -----------
10.1 First Amendment to Amended and Restated Revolving Credit Agreement dated September 1, 1995

10.2 Second Amendment to Amended and Restated Revolving Credit Agreement dated June 30, 1996

10.3 Asset Purchase Agreement dated as of June 25, 1996 between General Electric Capital Corporation and Eagle Finance Corp.

10.4 Amended and Restated Servicing Agreement dated as of June 25, 1996 between General Electric Capital Corporation and Eagle Finance Corp.

11       Statement re computation of per share earnings

27       Financial Data Schedule

99.1 Press release issued by the Company announcing earnings for the three and six months ended June 30, 1996

99.2     Statements of Income for the twelve months ended June 30, 1996