Form 10-Q
period 1996-09-30
EAGLE FINANCE CORP
filed 1996-11-14
CIK 921863

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  (For the Quarterly Period ended September 30, 1996)

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
         For transition period from ________________to_______________

                    Commission File Number:  0-24286


                               EAGLE FINANCE CORP.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                     36-2464365
-------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

1425 TRI-STATE PARKWAY, GURNEE, ILLINOIS                             60031-4060
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

                                  (847) 855-7150
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X     No __

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

10,000,000 shares of common stock, $0.01 par value per share, were authorized and 4,189,100 shares were issued and outstanding as of September 30, 1996.

                                 EAGLE FINANCE CORP.

                                    FORM 10-Q

                              ________________________

                                 TABLE OF CONTENTS
                              ________________________

                                                                      PAGE
                                                                     NUMBER
                                                                     ------

                           PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

     Balance Sheets                                                     3

     Statements of Income                                               4

     Statements of Changes in Stockholders' Equity                      5

     Statements of Cash Flows                                           6

     Notes to Financial Statements                                      7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8

                         PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                            20

Item 2.   CHANGES IN SECURITIES                                        21

Item 3.   DEFAULTS UPON SENIOR SECURITIES                              21

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                             21

Item 5.   OTHER INFORMATION                                            22

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                             22

SIGNATURES                                                            S-1

                               EAGLE FINANCE CORP.

                                 BALANCE SHEETS
             AS OF SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995
                                   (Unaudited)

                                     ASSETS

                                                               SEPTEMBER 30,
                                                     -------------------------------   DECEMBER 31,
                                                           1996            1995           1995
                                                     --------------   --------------   ------------
Finance receivables, net                             $  122,867,562   $  136,601,761   $145,718,866
Nonrefundable acquisition discount                       (3,789,744)     (15,571,155)    (9,428,152)
Allowance for credit losses                              (7,949,865)      (1,258,679)   (10,807,835)
                                                     --------------   --------------   ------------
                                                        106,261,969      119,771,927    125,482,879
Cash                                                      2,198,112        2,022,286      2,069,217
Money market investments                                    545,509          545,000        545,000
Prepaid expenses and debt issuance costs                  1,875,702        1,322,674      1,142,925
Repossessed or titled assets                              5,388,343        1,786,201      4,429,140
Deferred income tax                                       4,865,984          359,042      4,136,270
Other assets                                                543,200          413,959      1,253,046
                                                     --------------   --------------   ------------
                                                     $  121,678,819   $  126,221,089   $139,058,477
                                                     --------------   --------------   ------------
                                                     --------------   --------------   ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt                                          $   84,491,239   $   83,153,306   $100,651,557
Subordinated debt                                        18,006,905       18,029,979     18,045,298
Accrued interest                                            160,967          324,815        502,834
Accrued income tax                                               --          108,670        683,144
Accounts payable and accrued liabilities                  2,636,405        5,045,595      3,180,328
Unearned insurance commissions                               23,884           53,734         46,115
Dealer reserves                                             278,505          199,236        292,864
                                                     --------------   --------------   ------------
Total liabilities                                       105,597,905      106,915,335    123,402,140
Stockholders' equity:
Preferred Stock, authorized 3,000,000 shares;
   none issued                                                   --               --             --
Common Stock:  $.01 par value, authorized 10,000,000
   shares, issued and outstanding 4,189,100 shares           41,891           41,891         41,891
Additional paid-in capital                               13,514,422       13,506,187     13,514,422
Retained earnings                                         2,524,601        5,757,676      2,100,024
                                                     --------------   --------------   ------------
Total stockholders' equity                               16,080,914       19,305,754     15,656,337
                                                     --------------   --------------   ------------
                                                     $  121,678,819   $  126,221,089   $139,058,477
                                                     --------------   --------------   ------------
                                                     --------------   --------------   ------------

                        See accompanying notes to financial statements.

                                      EAGLE FINANCE CORP.

                                      STATEMENTS OF INCOME
                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                         (Unaudited)

                                       THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------   -------------------------------
                                              1996           1995              1996            1995
                                       ---------------   --------------   -------------   ---------------
Interest income:
   Interest and fee income                $  6,949,015   $  7,166,985     $  22,308,922   $  17,908,118
   Interest expense                         (2,406,059)    (2,333,322)       (7,278,781)     (5,564,213)
                                          ------------   ------------     -------------   -------------
Net interest income                          4,542,956      4,833,663        15,030,141      12,343,905
Provision for credit losses                 (1,730,000)            --        (6,626,000)         52,890
                                          ------------   ------------     -------------   -------------
Net interest income after provision
   for credit losses                         2,812,956      4,833,663         8,404,141      12,396,795
Other income:
   Servicing income                          1,758,189        308,519         4,111,599       1,666,678
   Insurance commissions                         8,530         62,809            43,615         229,834
                                          ------------   ------------     -------------   -------------
Total other income                           1,766,719        371,328         4,155,214       1,896,512
Income before operating expenses             4,579,675      5,204,991        12,559,355      14,293,307

Operating expenses:
   Salaries and related costs                2,033,544      1,545,140         5,915,906       4,115,388
   Other operating expenses                  2,198,669      1,306,940         6,006,450       3,643,056
                                          ------------   ------------     -------------   -------------
Total operating expenses                     4,232,213      2,852,080        11,922,356       7,758,444
                                          ------------   ------------     -------------   -------------
Income before income taxes                     347,462      2,352,911           636,999       6,534,863
Applicable income taxes                        133,439        924,346           212,423       2,551,766
                                          ------------   ------------     -------------   -------------
Net income                                  $  214,023   $  1,428,565        $  424,576    $  3,983,097
                                          ------------   ------------     -------------   -------------
                                          ------------   ------------     -------------   -------------
Per share data:
   Net income per common share
      (primary)                                  $0.05          $0.34             $0.10           $0.95
                                                 -----          -----             -----           -----
                                                 -----          -----             -----           -----
   Net income per common share
      (fully diluted)                            $0.05          $0.33             $0.09           $0.91
                                                 -----          -----             -----           -----
                                                 -----          -----             -----           -----
   Average number of common shares
     outstanding (primary)                   4,189,100      4,202,000         4,189,100       4,182,000
                                          ------------   ------------     -------------   -------------
                                          ------------   ------------     -------------   -------------
   Average number of common shares
     outstanding (fully diluted)             4,189,100      4,391,000         4,195,809       4,358,000
                                          ------------   ------------     -------------   -------------
                                          ------------   ------------     -------------   -------------


                     See accompanying notes to financial statements.

                                  EAGLE FINANCE CORP.

                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)

                                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------   -------------------------------
                                                1996           1995              1996            1995
                                         ---------------   --------------   -------------   ---------------
Common stock:
   Balance at beginning of period            $  41,891       $  41,800       $  41,891        $  41,800
   Stock options exercised                          --              91              --               91
                                           -----------     -----------     -----------      -----------
                                                41,891          41,891          41,891           41,891
                                           -----------     -----------     -----------      -----------
Additional paid-in capital:
   Balance at beginning and end of period   13,514,422      13,506,187      13,514,422       13,506,187

Retained earnings:
   Balance at beginning of period            2,310,578       4,329,111       2,100,024        1,774,579
   Net income                                  214,023       1,428,565         424,577        3,983,097
                                           -----------     -----------     -----------      -----------
                                             2,524,601       5,757,676       2,524,601        5,757,676
                                           -----------     -----------     -----------      -----------
Total stockholders' equity                 $16,080,914     $19,305,754     $16,080,914      $19,305,754
                                           -----------     -----------     -----------      -----------
                                           -----------     -----------     -----------      -----------








                          See accompanying notes to financial statements.

                                        EAGLE FINANCE CORP.

                                      STATEMENTS OF CASH FLOWS
                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                           (Unaudited)

                                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------   -------------------------------
                                                            1996           1995              1996            1995
                                                     ---------------   --------------   -------------   ---------------
Cash flows from operating activities:
   Net income                                           $  214,022      $  1,428,565      $  424,576     $  3,983,097
   Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:

   Provision for credit losses                           1,730,000                --       6,626,000          (52,890)
   Net finance receivable (charge-offs)
      recoveries against allowance                      (2,672,558)           15,917      (9,483,970)          62,769
   Decrease (increase) in:
      Prepaid expenses                                    (484,003)         (346,000)       (311,265)        (268,195)
      Repossessed or titled assets                        (626,362)         (428,607)       (959,203)      (1,119,776)
      Other assets                                         738,948           643,820         709,846         (113,975)
   Deferred tax                                            772,071                --              --               --
   Increase (decrease) in:
      Accrued interest                                    (206,386)           21,272        (341,867)         205,386
      Accrued income tax                                  (729,714)          108,670      (1,412,858)              --
      Accounts payable and accrued liabilities            (350,539)          793,412        (543,921)       1,943,356
      Unearned insurance commissions                        (6,368)          (44,864)        (22,231)         (50,163)
      Dealer reserves                                      (12,196)          126,325         (34,359)         125,308
      Nonrefundable acquisition discount                (1,568,695)          (77,972)     (5,618,408)       6,900,035
                                                      ------------      ------------    ------------     ------------
Net cash provided by (used in) operating
   activities                                           (3,201,780)        2,240,538     (10,967,660)      11,614,952
                                                      ------------      ------------    ------------     ------------
Cash flows from investing activities:
   Investments                                               8,646          (545,000)           (509)        (545,000)
   Proceeds from bulk sale of vehicle retail
      installment notes                                  9,463,170        22,775,013      43,745,444       39,975,324
   Principal collected on finance receivables           10,728,904        16,395,790      37,868,774       41,532,708
   Finance receivables originated or
      acquired, net of write-offs                      (18,719,680)      (47,844,111)    (53,896,930)    (139,245,750)
                                                      ------------      ------------    ------------     ------------
Net cash provided by (used in) investing
   activities                                            1,481,040        (9,218,308)     27,716,779      (58,282,718)
                                                      ------------      ------------    ------------     ------------
Cash flows from financing activities:
   Proceeds from draws on bank lines                    12,170,000        92,425,013      41,450,583      424,754,545
   Repayments of borrowings                             (9,601,631)      (85,675,013)    (58,082,214)    (393,744,545)
   Proceeds from issuance of other debt                     36,791            88,801          92,519       17,137,702
   Repayment of other debt                                      --           (54,587)       (130,913)        (400,330)
   Debt issuance cost                                     (360,954)          107,273        (421,512)        (934,040)
   Debt issued to an affiliate                              20,195           688,588         471,313          907,494
   Dividends paid                                               --                --              --               --
   Deferred tax credit to additional paid-in capital            --                --              --               --
   Stock Options Exercised                                      --            81,900              --           81,900
   Tax benefit from stock options exercised                     --            31,941              --           31,941
                                                      ------------      ------------    ------------     ------------
Net cash provided by (used in) financing
     activities                                          2,264,401         7,693,916     (16,620,224)      47,834,667
                                                      ------------      ------------    ------------     ------------
Cash, net change                                           543,661           716,146         128,895        1,166,901
Cash at beginning of period                              1,654,451         1,306,140       2,069,217          855,385
                                                      ------------      ------------    ------------     ------------
Cash at end of period                                 $  2,198,112      $  2,022,286    $  2,198,112     $  2,022,286
                                                      ------------      ------------    ------------     ------------
                                                      ------------      ------------    ------------     ------------
Supplemental cash flow disclosures - cash paid
   during the period for:
   Interest                                           $  1,921,067      $  2,270,266    $  5,852,823     $  5,317,034
   Income taxes and Illinois replacement tax             $  91,082      $    850,991    $  1,625,282     $  2,651,584

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

     As of September 30, 1996, the Company had active relationships (I.E., the Company purchased Installment Contracts from such dealers during the preceding 90 days) with approximately 450 dealers located primarily in Illinois, Florida, Georgia and South Carolina, and, to a lesser extent, in Arizona, Colorado, Indiana, Kentucky, New Mexico, Ohio, Tennessee, Texas, Utah, Wisconsin and Wyoming.

     The following is management's discussion and analysis of the financial condition of the Company at September 30, 1996 (unaudited) as compared to September 30, 1995 (unaudited) and December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 and 1995 (unaudited). This discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report. Data for the three and nine months ended September 30, 1996 are not necessarily indicative of results expected for the full fiscal year. The ratios and percentages provided below are calculated using the detailed financial information contained in the Company's financial statements and the financial data included elsewhere in this Form 10-Q. References to "net" finance receivables or Installment Contracts shall mean finance receivables or Installment Contracts, as appropriate, net of unearned finance charges.

RECENT DEVELOPMENTS

     On September 27, 1996, the Company sold approximately $9.4 million (net) of Texas-originated Installment Contracts to Search Capital Group, Inc. ("Search Capital"). This Installment Contract sale reflects the Company's deemphasis of its Texas operations.

     On September 27, 1996, the Company renegotiated the terms of its revolving credit facility provided by a group of nine commercial banks pursuant to an amended and restated Revolving Credit Agreement (as amended and restated, the "Revolving Credit Agreement"). The Revolving Credit Agreement was extended through June 30, 1997. SEE "Liquidity and Capital Resources."

     On October 18, 1996, the Company sold approximately $17.0 million (net) of Installment Contracts to General Electric Capital Corporation ("GECC") under an Asset Purchase Agreement dated as of June 25, 1996, between the Company and GECC (the "GECC Agreement"). As of

September 30, 1996, the Company serviced approximately $46.7 million (net) of Installment Contracts sold to GECC pursuant to an Amended and Restated Servicing Agreement dated as of June 25, 1996 between the Company and GECC. SEE "Liquidity and Capital Resources."

     On October 25, 1996, the Company completed the securitization of approximately $35.2 million (net) of Installment Contracts through a transaction agented by Greenwich Capital Markets, Inc. ("Greenwich"). The transaction was structured to create three classes of certificates, which were rated by Duff & Phelps and Fitch. Greenwich, the placement agent, has sold all three classes of certificates.

GENERAL

     Installment Contracts represented approximately 99.3% of the Company's net finance receivables at September 30, 1996. Installment Contracts are purchased on a non-recourse basis from automobile dealers and are typically secured by medium-priced used automobiles. The automobiles are purchased by non-prime consumers at retail prices typically ranging from approximately $6,000 to $15,000. Installment Contracts financing such purchases typically have annual percentage rates of interest ("APRs") ranging from 14% to 28% and repayment terms ranging from 12 to 60 months. The average original principal amount financed under Installment Contracts outstanding at September 30, 1996 was approximately $8,400, at an average APR of approximately 27.3%, with an average original term of approximately 40 months. The Company's experience has shown, however, that the average life of the Company's Installment Contracts is substantially less than 40 months due to the amount of payoffs and repossessions that occur prior to contract maturity.

     The Company's portfolio of managed (owned or serviced) finance receivables, net of unearned finance charges, declined to $164.7 million at September 30, 1996 from $184.9 million at December 31, 1995 and from $186.3 million at September 30, 1995. The Company's income before income taxes declined to $425,000 for the nine months ended September 30, 1996 from $4.0 million for the nine months ended September 30, 1995. SEE "Accounting Matters."

     Interest and servicing income on managed Installment Contracts accounts for most of the Company's revenue. The net amount of Installment Contracts purchased declined to $87.1 million during the nine months ended September 30, 1996 from $151.5 million during the nine months ended September 30, 1995. As reflected in the following table, the finance receivables (purchased or originated) by the Company during the periods presented below consist primarily of Installment Contracts.


                                     FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                ---------------------------------    ------------------------------------
                                     1996              1995                1996                 1995
                                ----------------  ---------------    ----------------     ---------------
                                           % OF             % OF                % OF                % OF
                                AMOUNT    TOTAL   AMOUNT    TOTAL    AMOUNT     TOTAL     AMOUNT    TOTAL
                                -------  -------  -------  ------    -------   ------     -------  -------
                                                       (DOLLARS IN THOUSANDS)
Net Installment
  Contracts
  purchased (1)                $29,654    99.6%   $54,848    99.7%   $87,131     99.6%   $151,546    99.8%
Net Other
  Loans originated (1)             210     0.4%       145     0.3%       385      0.4%        335     0.2%
                                -------  -------  -------  ------    -------   ------     -------  -------
Total                          $29,864   100.0%   $54,993   100.0%   $87,516    100.0%   $151,881   100.0%
                               =======   ======   =======  ======    =======    ======   ========   ======

___________________
(1) Net of unearned finance charges

     As part of its funding strategy, the Company sold $34.3 million (net) of Installment Contracts to GECC during the nine-month period ended September 30, 1996. No gains or losses were recorded at the time the Installment Contracts were sold, and the Company did not capitalize any servicing fees in connection with the sales. The Company retained servicing rights on the Installment Contracts sold. The Company recognizes servicing income over the life of the related receivables as a percentage of receivables outstanding. The Company is also eligible to receive bonus servicing fees based on portfolio performance. Bonus servicing fees are recognized as income when earned. For prospective sales and securitizations of Installment Contracts, including the securitization transaction that was completed during October, 1996, the Company presently intends to record a gain or loss on such sales in a manner consistent with industry practice. The net amount of Installment Contracts serviced by the Company for third parties was $46.7 million and $49.7 million at September 30, 1996 and 1995, respectively.

ACCOUNTING MATTERS

     Historically, the Company recorded, at the time it purchased Installment Contracts, a portion of contract interest (which would otherwise have been recorded as unearned finance charges) as nonrefundable acquisition discount when the credit risk and potential for future losses warranted such an allocation. For the three- and nine-month periods ended September 30, 1996, however, the Company did not allocate any portion of contract interest from Installment Contracts purchased during the period to nonrefundable acquisition discount. Instead, the Company established reserves for credit losses on its portfolio of Installment Contracts through the recognition of a provision for credit losses that supplemented the balance of nonrefundable acquisition discount. SEE "Credit Loss Experience."

PROFITABILITY


     The following table sets forth certain data relating to the Company's net income for the three and nine months ended September 30, 1996 and 1995 and for the year ended December 31, 1995:

                                        FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                        --------------------    ---------------------
                                                                                         FOR THE YEAR ENDED
                                          1996         1995        1996        1995      DECEMBER 31, 1995
                                        --------     --------   ---------    --------    ------------------
                                                                 (DOLLARS IN THOUSANDS)
Average net finance
 receivables (1)                        $121,806     $138,808    $132,576    $113,002         $120,830
Average interest bearing
 liabilities                             103,865      102,539     110,441      80,548           88,276
 Total interest and fee income             6,949        7,167      22,309      17,908           27,100
 Total interest expense                    2,406        2,333       7,279       5,564            8,093
                                        --------     --------   ---------    --------         --------
Net interest income before
     provision for credit losses        $  4,543     $  4,834   $  15,030    $ 12,344         $ 19,007
                                        ========     ========   =========    ========         ========
Average interest rate earned on
  net finance receivables (2)              22.82%       20.65%      22.44%      21.13%           22.43%
Average interest rate on interest
 bearing liabilities                        9.27%        9.10%       8.79%       9.21%            9.17%
                                        --------     --------   ---------    --------         --------
 Net interest spread                       13.55%       11.55%      13.65%      11.92%           13.26%
                                        ========     ========   =========    ========         ========
 Net interest margin (3)                   14.92%       13.93%      15.12%      14.56%           15.73%
                                        ========     ========   =========    ========         ========

_____________________________
(1) Excludes average net finance receivables serviced for third parties of $51.5 million and $34.0 million for the three months ended September 30, 1996 and 1995, respectively; and $45.0 million and $30.2 million for the nine months ended September 30, 1996 and 1995, respectively. Average net finance receivables serviced for third parties were $33.1 million for the year ended December 31, 1995.

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

     The Company's liabilities are generally more interest-rate sensitive than its finance receivables. A primary source of funding for the Company is the Revolving Credit Agreement with a group of commercial banks with CoreStates Bank, N.A. as agent. SEE "Liquidity and Capital Resources." The maximum amount of the revolving credit facility under the Revolving Credit Agreement is $90 million (subject to reduction pursuant to the terms of the Revolving Credit Agreement that provide for the reduction of the facility to $50 million by March, 1997). Under the Revolving Credit Agreement, the Company has the option of borrowing funds at an interest rate equal to either the prime rate of the agent bank or the LIBOR rate plus 2.5%. Prior to the extension of the revolving credit facility, the Revolving Credit Agreement provided that the interest rate for LIBOR borrowings was LIBOR plus 2.00%. On September 30, 1996, the prime rate was 8.25% and the three-month LIBOR rate was 5.625%.

FINANCIAL CONDITION

     Total assets decreased $17.4 million (12.5%) to $121.7 million at September 30, 1996 from $139.1 million at December 31, 1995 primarily due to a decline in net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) to $106.3 million at September 30, 1996 from $125.5 million at December 31, 1995. The decline in assets and finance receivables is, in part, attributable to the sale of approximately $34.3 million and $9.4 million (net) of Installment Contracts to GECC and Search Capital, respectively, during the first nine months of 1996 and the September 1996. Total assets were $126.2 million at September 30, 1995 and net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) were $119.8 million at such date. The net amount of managed Installment Contracts decreased to $164.2 million at September 30, 1996 from $184.4 million at December 31, 1995. The net amount of managed Installment Contracts was $185.7 million at September 30, 1995.

     Total liabilities decreased $17.8 million (14.4%) to $105.6 million at September 30, 1996 from $123.4 million at December 31, 1995, primarily due to a decrease in total debt to $102.5 million at September 30, 1996 from $118.7 million at December 31, 1995. The decrease in total debt was primarily the result of a reduction in borrowings under the Revolving Credit Agreement to $83.0 million at September 30, 1996 from $99.7 million at December 31, 1995. SEE "Liquidity and Capital Resources." Total liabilities were $106.9 million at September 30, 1995, which included total debt of $101.2 million primarily comprised of borrowings under the Revolving Credit Agreement of $81.8 million.

RESULTS OF OPERATIONS

     The following table sets forth certain data relating to the Company's results of operations for the three and nine months ended September 30, 1996 and 1995:

                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                --------------------    --------------------
                                                 1996        1995        1996         1995
                                                ------      ------      ------       -------
                                                               (DOLLARS IN THOUSANDS)
Automobile portfolio interest and fee
  income                                        $6,878      $7,162     $22,181       $17,788
                                                ------      ------      ------       -------
Total interest and fee income                   $6,949      $7,167     $22,309       $17,908
Total interest expense                           2,406       2,333       7,279         5,564
                                                ------      ------      ------       -------
Net interest income before provision for
  credit losses                                  4,543       4,834      15,030        12,344
Provision for credit losses                      1,730          --       6,626           (53)
                                                ------      ------      ------       -------
Net interest income after provision for
  credit losses                                  2,813       4,834       8,404        12,397
                                                ------      ------      ------       -------
 Other Income:
 Servicing income (from Installment
   Contracts)                                    1,758         308       4,111         1,666
 Insurance products commissions                      9          63          44           230
                                                ------      ------      ------       -------
Total other income                               1,767         371       4,155         1,896
                                                ------      ------      ------       -------
Salaries and related costs                       2,034       1,545       5,916         4,115
Other operating expenses                         2,199       1,307       6,006         3,643
                                                ------      ------      ------       -------
Total operating expenses                         4,233       2,852      11,922         7,758
                                                ------      ------      ------       -------
Income before taxes                                347       2,353         637         6,535
Taxes                                              133         924         212         2,552
                                                ------      ------      ------       -------
Net income                                      $  214      $1,429      $  425       $ 3,983
                                                ======      ======      ======       =======

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995. Net income decreased by 89.3% to $425,000 for the nine months ended September 30, 1996 from $4.0 million for the comparable 1995 period, primarily due to the difference in the manner in which the Company established reserves for credit losses during the two periods and the resulting increase in the provision for credit losses for the nine months ended September 30, 1996 as well as increases in credit losses during the 1996 period. SEE "Accounting Matters."

     Net interest income before the provision for credit losses increased 22.0% to $15.0 million for the nine months ended September 30, 1996 from $12.3 million for the comparable 1995 period, primarily as a result of increased income from the Installment Contracts portfolio. The average interest rate earned on net finance receivables and net interest spread for the nine months ended September 30, 1996, as compared to the corresponding figures for the nine months ended September 30, 1995, improved primarily as a result of the manner in which the Company established its reserves for credit losses. SEE "Accounting Matters." During the nine months ended September 30, 1996, the Company sold $43.7 million (net) Installment Contracts, $34.3 million (net) of which were sold to GECC, compared to sales of $39.9 million during the nine months ended September 30, 1995. Although the Company's periodic sales of finance receivables to GECC have a negative effect on interest and fee income, because these sales are made with servicing retained by the Company, they result in increased servicing income.

     Total interest expense increased to $7.3 million for the nine months ended September 30, 1996 from $5.6 million for the nine months ended September 30, 1995. The increase resulted from an increase in the amount of average debt outstanding, partially offset by a decline in interest rates paid on borrowed funds. The total debt outstanding at September 30, 1996 increased to $102.5 million from $101.2 million at September 30, 1995. The average debt outstanding for the nine months ended September 30, 1996 increased to $110.4 million from $80.5 million for the nine months ended September 30, 1995. The weighted average interest rate paid for borrowed funds decreased to 8.79% for the nine months ended September 30, 1996 from 9.21% for the nine months ended September 30, 1995.

     The provision for credit losses was $6.6 million for the nine months ended September 30, 1996 as compared to ($53,000) for the nine months ended September 30, 1995. This significant increase was due to the manner in which the Company established its reserves for credit losses during the two periods and higher losses experienced on Installment Contracts during the nine months ended September 30, 1996 than during the corresponding period in 1995. SEE "Accounting Matters," and "Credit Loss Experience."

     Other income, including servicing income and commissions from the sale of Insurance Products, increased 121.1% to $4.2 million for the nine months ended September 30, 1996 from $1.9 million for the nine months ended September 30, 1995, primarily due to an increase in servicing income to $4.1 million (141.2%) for the nine months ended September 30, 1996 from $1.7 million for the nine months ended September 30, 1995. The increase in servicing income corresponds to the increased average amount of finance receivables serviced by the Company for third parties during the nine months ended September 30, 1996 as compared to the comparable 1995 period. Income from the sale of Insurance Products was $44,000 during the nine months ended September 30, 1996 as compared to $230,000 during the nine months ended September 30, 1995.

     Total operating expenses increased to $11.9 million for the nine months ended September 30, 1996 compared to $7.8 million for the nine months ended September 30, 1995. Salaries and related costs increased from the corresponding period in 1995 to $5.9 million for the nine months ended September 30, 1996, due primarily to the substantial increase in the number of employees, normal pay increases and increased benefits costs. The Company's other operating expenses increased to $6.0 million for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, also due to the growth of the Company and higher professional fees.
 Total operating expenses (annualized) as a percentage of average net finance receivables owned or serviced increased to 8.9% for the nine months ended September 30, 1996 as compared to 7.2% for the nine months ended September 30, 1995.

     Income tax expense decreased 91.7% to $212,000 for the nine months ended September 30, 1996 from $2.6 million for the nine months ended September 30, 1995. The decrease resulted from a lower level of pretax income and a lower effective tax rate during the nine months ended September 30, 1996 versus the corresponding period in 1995.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995. Net income decreased by 85.0% to $214,000 for the three months ended September 30, 1996 from $1.4 million for the comparable 1995 period, primarily due to the difference in the manner in which the Company established reserves for credit losses during the two periods and the resulting increase in the provision for credit losses for the three months ended September 30, 1996 as well as increases in credit losses during the 1996 period. SEE "Accounting Matters."

     Net interest income before the provision for credit losses decreased 6.3% to $4.5 million for the three months ended September 30, 1996 from $4.8 million for the comparable 1995 period, primarily as a result of reduced income from the Installment Contracts portfolio. The average interest rate earned on net finance receivables and net interest spread for the three months ended September 30, 1996, as compared to the corresponding figures for the three months ended September 30, 1995, improved as a result of the manner in which the Company established its reserves for credit losses. SEE "Accounting Matters." During the three months ended September 30, 1996, the Company sold Texas-originated Installment Contracts totaling $9.4 million
(net). No similar sales were made during the three months ended September 30, 1995.

     Total interest expense increased to $2.4 million for the three months ended September 30, 1996 from $2.3 million for the three months ended September 30, 1995. The increase resulted from an increase in the amount of average debt outstanding and higher borrowing rates. The total debt outstanding at September 30, 1996 increased to $102.5 million from $101.2 million at September 30, 1995. The average debt outstanding for the three months ended September 30, 1996 increased to $103.9 million from $102.5 million for the three months ended September 30, 1995. The weighted average interest rate paid for borrowed funds increased to 9.27% for the three months ended September 30, 1996 from 9.10% for the three months ended September 30, 1995.

     The provision for credit losses was $1.7 million for the three months ended September 30, 1996 as compared to no provision for credit losses for the three months ended September 30, 1995. This significant increase was due to the manner in which the Company established its reserves for credit losses during the two periods and higher losses experienced on Installment Contracts during the three months ended September 30, 1996 than during the corresponding period in 1995. SEE "Accounting Matters" and "Credit Loss Experience."

     Other income, including servicing income and commissions from the sale of Insurance Products, increased 375.8% to $1.8 million for the three months ended September 30, 1996 from $371,000 for the three months ended September 30, 1995, primarily due to an increase in servicing income to $1.8 million for the three months ended September 30, 1996 from $309,000 for the three months ended September 30, 1995. The increase in servicing income corresponds to the increased average amount of finance receivables serviced by the Company for third parties during the three months ended September 30, 1996 as compared to the comparable 1995 period. Income from the sale of Insurance Products was $9,000 during the three months ended September 30, 1996 as compared to $63,000 during the three months ended September 30, 1995.

     Total operating expenses increased to $4.2 million for the three months ended September 30, 1996 compared to $2.9 million for the three months ended September 30, 1995. Salaries and related costs increased from the corresponding period in 1995 to $2.0 million for the three months ended September 30, 1996, due primarily to the substantial increase in the number of employees, normal pay increases and increased benefits costs. The Company's other operating expenses increased to $2.2 million for the three months ended September 30, 1996 compared to the three months ended September 30, 1995, also due to the growth of the Company and higher professional fees.
 Total operating expenses (annualized) as a percentage of average net finance receivables owned or serviced increased to 9.53% for the three months ended September 30, 1996 as compared to 7.82% for the three months ended September 30, 1995.

     Income tax expense decreased 85.6% to $133,000 for the three months ended September 30, 1996 from $924,000 for the three months ended September 30, 1995. The decrease resulted from a lower level of pretax income and a lower effective tax rate during the three months ended September 30, 1996 versus the corresponding period in 1995.

CREDIT LOSS EXPERIENCE

     The Company's credit loss reserves are comprised of three components: nonrefundable acquisition discount; an allowance for credit losses; and, for non-Installment Contract finance receivables, refundable dealer reserves. The total of allowance for credit losses, nonrefundable acquisition discount and dealer reserves equaled 10.2% and 12.5% of net owned finance receivables at September 30, 1996 and 1995, respectively. The following discussion reflects the Company's increased emphasis on the allowance for credit losses and its reduced emphasis on nonrefundable acquisition discount to establish credit loss reserves for the Company's Installment Contracts portfolio. SEE "Accounting Matters."

     NONREFUNDABLE ACQUISITION DISCOUNT AND DEALER RESERVES. In order to achieve an acceptable rate of return and appropriately reflect credit risks generally associated with the Company's automobile finance business, the Company purchases Installment Contracts from dealers at a discount from their principal amount. The Company negotiates the amount of the discounts with dealers based upon various criteria, one of which is the credit risk associated with the contracts being purchased. The discount is nonrefundable and is allocated to the nonrefundable acquisition discount account. As part of the Company's financing of retail installment sale contracts (other than Installment Contracts), refundable dealer reserves may be established to protect the Company from losses associated with such contracts.

     The following table presents a reconciliation of the changes in nonrefundable acquisition discount and dealer reserves for the three and nine months ended September 30, 1996 and 1995:

                                     FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     --------------------   -------------------
                                         1996      1995       1996      1995
                                     ----------  --------   --------   --------
                                                (DOLLARS IN THOUSANDS)
Balance at beginning of period         $ 5,649   $15,722   $  9,721   $  8,745
Additions applicable to new volume       3,261    10,941      8,642     28,579
Reductions applicable to accounts sold     --     (3,507)    (3,982)    (5,525)
Losses charged, net of recoveries       (4,842)   (7,386)   (10,313)   (16,029)
                                        -------  -------   --------   --------
Balance at end of period               $ 4,068   $15,770   $  4,068   $ 15,770
                                       -------   -------   --------   --------
                                       -------   -------   --------   --------

     ALLOWANCE AND PROVISION FOR CREDIT LOSSES/CHARGE-OFFS. The Company maintains an allowance for credit losses at a level management believes adequate to absorb potential losses in its finance receivables portfolio. Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience and delinquency trends using static pool analysis, the value of the underlying collateral and general economic conditions and trends. A provision for losses is charged to earnings in an amount sufficient to maintain the allowance for credit losses at the level believed adequate by management. The Company's general policy is to charge off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days contractually delinquent. The Company has experienced higher charge-off rates during the three and nine months ended September 30, 1996 than during the corresponding periods of 1995.

     The following table reflects the Company's allowance for credit losses and provision for credit losses for the three and nine months ended September 30, 1996 and 1995:

                                     FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     -------------------    -------------------
                                       1996      1995         1996       1995
                                     -------   ---------    -------    --------
                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period       $ 8,892   $1,242       $10,807    $1,248
Provision charged to expense           1,730     --           6,626       (59)
Finance receivables charged off       (2,678)     (18)       (9,534)      (46)
Recoveries                                 6       35            51       116
                                     -------   -------      -------    ------
Balance at end of period             $ 7,950   $1,259       $ 7,950    $1,259
                                     -------   -------      -------    ------
                                     -------   -------      -------    ------
Allowance as a percentage of net
 finance receivables (owned) at
 end of period                          6.47%     0.92%        6.47%     0.92%

                                        17

DELINQUENCIES

     Managed finance receivables that were 60 days and greater contractually delinquent (net of unearned finance charges) were $3.1 million, $3.5 million and $4.0 million, representing 1.9%, 1.9% and 2.2% of net managed finance receivables, as of September 30, 1996, December 31, 1995 and September 30, 1995, respectively. Owned finance receivables that were 60 days and greater contractually delinquent (net of unearned finance charges) were $2.3 million, $3.0 million and $3.5 million, representing 1.9%, 2.6% and 2.5% of net owned finance receivables, as of September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

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

     Net cash provided by (used in) operating activities totaled ($3.2) million and $2.2 million during the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, net cash provided by (used in) operating activities totaled ($11.0) million and $11.6 million, respectively. During these periods, the primary source of net cash provided by (used in) operating activities has been net income, the net change in the allowance for credit losses, the net change in the nonrefundable acquisition discount account and the amount of net finance receivables charged-off. Net cash used in operating activities for the three and nine months ended September 30, 1996 was affected by the net change in the allowance for credit losses, the net change in the nonrefundable acquisition discount account and the amount of net finance receivables charged-off. Net cash provided by operating activities for the three and nine months ended September 30, 1995 was affected by the level of net income and the net change in the nonrefundable acquisition discount account.

     Net cash provided by (used in) investing activities represents the net investment in, or liquidation of, finance receivables, which for the three-month period ended September 30, 1996 and 1995 was $1.5 million and ($9.2) million, respectively. For the nine months ended September 30, 1996 and 1995, net cash provided by (used in) investing activities was $27.7 million and ($58.3) million, respectively. During the three and nine months ended September 30, 1996, cash provided from the bulk sale of Installment Contracts was $9.5 million and $43.7 million, respectively.

     Net cash provided by (used in) financing activities for the three and nine months ended September 30, 1996 and the comparable 1995 periods largely result from borrowings and repayments under the Revolving Credit Agreement. Net cash provided by (used in) financing activities for the three months ended September 30, 1996 was $2.3 million and net cash provided by financing activities for the three months ended September 30, 1995 was $7.7 million. For the nine months ended September 30, 1996 and 1995, net cash provided by (used in) financing activities was ($16.6) million and $47.8 million, respectively.

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

     While the Company must comply with customary financial and other covenants under the Revolving Credit Agreement, the Company believes they will not materially limit its business strategy. During September, 1996, the Company entered into an amendment to the Revolving Credit Agreement that, among other things, reduced the maximum availability under the facility to $90 million (this amount declines to $50 million by March, 1997), extended the maturity date to June 30, 1997 and modified certain other terms of the revolving credit facility, including the cost of LIBOR borrowings (which was increased to LIBOR plus 2.5% from LIBOR plus 2%). In October 1996, the Company completed its first securitization, and anticipates relying more heavily upon, alternative funding sources such as securitization financing.

     At September 30, 1996, the Company had total debt of $102.5 million as compared to $118.7 million at December 31, 1995 and $101.2 million at September 30, 1995. At September 30, 1996, $6.9 million was available under the Revolving Credit Agreement from committed financial institutions. The following table presents the Company's debt instruments and the weighted average interest rates on such instruments for the periods indicated:

                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                ---------------------------------------       FOR THE TWELVE MONTHS
                                        1996            1995                 ENDED DECEMBER 31, 1995
                                ------------------   ------------------      -----------------------
                                  BALANCE    RATE     BALANCE     RATE        BALANCE        RATE
                                ----------  ------   --------    ------      ---------    ----------
                                                       (DOLLARS IN THOUSANDS)
SENIOR:
 Revolving Credit Agreement       $ 83,018   8.39%     $81,800    8.90%       $ 99,650       8.83%
 Loan from Commonly Controlled
  Company                            1,473   4.88%       1,353    5.62%          1,002       5.76%
SUBORDINATED:
 Notes payable                      18,007  11.04%      18,030   11.77%       $ 18,045      11.60%
                                  --------            --------                --------
Total debt                        $102,498   8.79%    $101,183    9.21%       $118,697       9.17%
                                  --------            --------                --------
                                  --------            --------                --------

                                        19

     The following table sets forth information with respect to maturities of senior and subordinated debt at September 30, 1996:

                                    LOANS FROM
                                     COMMONLY
                     SENIOR BANK    CONTROLLED   SUBORDINATED
       YEAR        LINES OF CREDIT   COMPANY     NOTES PAYABLE    TOTAL
       ----        ---------------  ----------   -------------  --------
                                 (DOLLARS IN THOUSANDS)
       1996          $ 83,018         $ 1,473       $    39      $ 84,530
       1997                                             113           113
       1998                                              40            40
       1999                                             856           856
       2000                                             804           804
       Thereafter                                    16,155        16,155
                     --------         -------      --------      --------
         Total       $ 83,018         $ 1,473      $ 18,007      $102,498
                     --------         -------      --------      --------
                     --------         -------      --------      --------

     The Company has purchased interest rate caps and interest rate collars in an aggregate notional amount of $55 million. The interest rate cap purchased by the Company in an aggregate notional amount of $15 million protects the Company against increases in the interest rate of a portion of its revolving debt if the three-month LIBOR rate exceeds 10.5%. The interest rate cap expires in July, 1998.

     The interest rate collars purchased by the Company in an aggregate notional amount of $40 million protect the Company against increases in the interest rate of its revolving debt when the three-month LIBOR rate exceeds 8%. The Company must make payments to the counterparties to the interest rate collars if three-month LIBOR falls below 5%. The interest rate collars expire in September, 2000.

     The GECC Agreement provides for the purchase by GECC of Installment Contracts, on a revolving basis, having maximum principal amount of up to $80 million outstanding at any time. The original term of the GECC Agreement expires June 25, 1997, however, the GECC Agreement provides for an automatic one-year extension through June 25, 1998.

     Total stockholders' equity at September 30, 1996 was $16.1 million as compared to $15.7 million at December 31, 1995 and $19.3 million at September 30, 1995. The Company's ability to pay dividends is limited by the Revolving Credit Agreement.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company has been named as a defendant in the following described lawsuits: (i) BLAKE V. EAGLE FINANCE CORP., ET AL. -- on April 25, 1996, the Company and Charles F. Wonderlic, Ronald B. Clonts, Robert J. Braasch and Richard E. Wonderlic were named as defendants in a class action complaint filed by David M. Blake in the United States District Court for the Eastern District of Missouri, Case Number 96 CV 00788 LOD (the "Blake Complaint"). The Blake Complaint alleges common law fraud, breach of fiduciary duty, negligence and violations of the federal Racketeer Influenced and Corrupt Organizations Act (18 U.S.C. Sec.
1962 ET SEQ.) based on the filing by the Company of allegedly inaccurate quarterly reports with the Securities and Exchange Commission during 1995 and the subsequent restatement of earnings by the Company that occurred during April 1996; and (ii) REHM V. EAGLE FINANCE CORP., ET AL. -- on April 29,
1996, the Company and Charles F. Wonderlic, Ronald B. Clonts and Robert J. Braasch were named as defendants in a class action complaint filed by Alfred Rehm in the United States District Court for the Northern District of
Illinois, Case Number 96 C 2455 (the "Rehm Complaint"). The Rehm Complaint alleges violations of Sections 10b and 20(a) of the Securities and Exchange
Act of 1934 and Rule 10b-5 promulgated under Section 10b, based on allegedly inaccurate press releases and the filing by the Company of allegedly inaccurate quarterly reports with the Securities and Exchange Commission during 1995 and the subsequent restatement of earnings by the Company that occurred during April 1996. The defendants have moved to dismiss both the Blake Complaint and the Rehm Complaint in their entirety. On October 9,
1996, the Blake litigation was transferred to the United States District
Court for the Northern District of Illinois. The motion to dismiss the Blake Complaint remains pending and will be decided by the United States District Court for the Northern District of Illinois. Rehm has responded to defendants' motion to dismiss, and that motion is now fully briefed. The Company and the individually named defendants are awaiting the courts' rulings on their motions. In accordance with applicable law and certain indemnification agreements entered into with each of the individually named defendants, the Company is required to indemnify each of the individually named defendants to the maximum extent allowed with respect to the above-described lawsuits. The Company intends to contest the above-described lawsuits vigorously. Although the Company believes that the above-described lawsuits are without merit, it is not possible at this time to estimate the likelihood of a favorable or adverse result to the Company or the individually named defendants.

     The Company has also been named as a defendant in a lawsuit captioned CLEVELAND ET AL. V. WALLACE AUTO SALES, INC., ET AL. On September 19, 1996, the Company and five unnamed officers of the Company were named as defendants in the above class action complaint filed in the United States District Court for the Northern District of Illinois, Case No. 96 C 6045 (the "Cleveland Complaint"). The Cleveland Complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Illinois Consumer Fraud Act and the Illinois Sales Finance Agency Act. The plaintiffs purport to represent a class of plaintiffs who executed contracts that provide for an "amount financed" that exceeds the retail or loan value of the car by 25% or more and whose contracts
have been assigned to the Company.   The Company intends to file a motion to
dismiss the Cleveland Compliant in its entirety. Although the Company intends to contest the above described lawsuits vigorously and believes the Cleveland Complaint has numerous substantial deficiencies and that the Company has a number of defenses, it is not possible at this time to estimate the likelihood of a favorable or adverse result to the Company or the individually named defendants.

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
          None

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Third Amendment to Amended and Restated Revolving Credit Agreement dated June 30, 1996

          11   Statement re computation of per share earnings

          27   Financial Data Schedule

          99.1 Press release issued by the Company announcing earnings for the three and nine months ended September 30, 1996

     (b) Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EAGLE FINANCE CORP.



Date:  November 12, 1996                ROBERT J. BRAASCH
                                        -------------------------------
                                        Robert J. Braasch
                                        President and Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX


Exhibit
  No.     Description
-------   -----------
10.1 Third Amendment to Amended and Restated Revolving Credit Agreement dated June 30, 1996

11       Statement re computation of per share earnings

27       Financial Data Schedule

99.1 Press release issued by the Company announcing earnings for the three and nine months ended September 30, 1996