Form 10-K405
period 1996-12-31
EAGLE FINANCE CORP
filed 1997-03-31
CIK 921863

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                    For fiscal year ended December 31, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For transition period from _____________ to ______________

                        Commission File Number:  0-24286
                                                 --------

                              EAGLE FINANCE CORP.
                         -----------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              36-2464365
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1425 TRI-STATE PARKWAY, GURNEE, ILLINOIS                              60031-4060
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (847) 855-7150
                                                             --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each Exchange
                 Title of each class                on which registered
                 -------------------               ----------------------
                        NONE                                NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                  (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. /X/

The aggregate market value of voting common stock of Registrant held by non-affiliates as of February 28, 1997 was $8,223,530.(1) At February 28, 1997, the total number of shares of common stock outstanding was 4,189,100.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997 are incorporated by reference in Part III hereof, to the extent indicated herein.

________________________
(1) Based on the closing price of Registrant's common stock on February 28, 1997 on the Nasdaq National Market, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

                              EAGLE FINANCE CORP.

                          1996 FORM 10-K ANNUAL REPORT

                             ---------------------

                               TABLE OF CONTENTS

                             ---------------------
                                                                            PAGE
                                                                          NUMBER
                                     PART I

Item 1.       BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2.       PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .    7

Item 3.       LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .    8

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .    9

                                    PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .    9

Item 6.       SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . .    10

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .    11

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . .    23

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .    41

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . .    41

Item 11.      EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .    41

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . .    41

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .    41

                                    PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . .    41

                              [ANNUAL REPORT COVER]

                                 FINANCIAL HIGHLIGHTS


(Dollars in thousands, except per share amounts)             1996       1995
--------------------------------------------------------------------------------
Net Income (Loss).......................................   $ (5,349)  $    325
Net Income (Loss) Per Share.............................      (1.28)      0.08
Net Managed Finance Receivables (Owned or Serviced).....    151,630    184,882
Stockholders' Equity....................................     10,308     15,656
Return on Average Equity................................     (34.85%)     1.86%
Return on Average Assets................................      (5.03%)     0.29%
Net Charge-Offs as a Percentage of Average Net Managed
   Finance Receivables (Owned or Serviced)..............      19.60%     15.57%
--------------------------------------------------------------------------------

THE CHART SET FORTH ABOVE SHALL NOT BE DEEMED FILED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND IT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 INTO ANY FILING UNDER SUCH ACTS.



THIS REPORT, INCLUDING THE LETTER TO STOCKHOLDERS, MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY INTENDS SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES REFORM ACT OF 1995, AND IS INCLUDING THIS STATEMENT FOR PURPOSES OF INDICATING SUCH INTENT. FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CERTAIN ASSUMPTIONS, AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS OF THE COMPANY, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE ACTUAL EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OPERATIONS AND FUTURE PROSPECTS OF THE COMPANY INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN INTEREST RATES, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE/REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE U.S. GOVERNMENT, INCLUDING POLICIES OF THE U.S. TREASURY AND THE FEDERAL RESERVE BOARD, THE QUALITY OR COMPOSITION OF THE COMPANY'S PORTFOLIO OF FINANCE RECEIVABLES, THE ABILITY OF THE COMPANY TO OBTAIN DEBT OR OTHER FINANCING, COMPETITION, DEMAND FOR FINANCIAL SERVICES IN THE COMPANY'S MARKET
AREA AND ACCOUNTING PRINCIPLES, POLICIES AND GUIDELINES. THESE RISKS AND UNCERTAINTIES SHOULD BE CONSIDERED IN EVALUATING FORWARD-LOOKING STATEMENTS
AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. FURTHER INFORMATION CONCERNING THE COMPANY AND ITS BUSINESS, INCLUDING ADDITIONAL FACTORS THAT
COULD MATERIALLY AFFECT THE COMPANY'S FINANCIAL RESULTS, IS INCLUDED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

[EAGLE LOGO HERE]



DEAR FELLOW STOCKHOLDER:


A $5.3 million loss was recorded in 1996 largely as a result of credit loss provisions and higher operating expenses primarily related to loan collection efforts. As managers and major stockholders we are disappointed with our results. We believe strongly that the non-prime niche we serve is both viable and growing. Much of this letter will address steps taken to bring about a significant improvement in our financial results and a more predictable future.

In late 1995, we reduced loan originations and focused on infrastructure issues. It has become clear to us that many industry players, including Eagle, lacked the proper tools with which to accurately measure asset quality. In 1996, Eagle exited several markets and reduced its managed assets by $33 million to $152 million. Today's loan originations are focused in the midwest and southeast.

In foregoing 1996 growth, we focused on underwriting execution. To speed this process we contracted with a national provider of credit scoring products.
Their product did not meet our expectations. In June, 1996, we began developing a proprietary credit scoring model which formally went on line in January, 1997.

Through the credit score development process, we were able to draw upon our actual customer demographic variables and contract terms. Eagle was able to validate relationships between its credit score design and observed charge-off rates. The use of credit scoring has resulted in major changes made in the area of underwriting. The impact of these changes eliminates the 30% of our historical loan approvals which, we believe, produced the highest portion of our charge-offs.

Our management team took the following actions in 1996 that were intended to bring closure to past problems.

    * Experienced management has been added in the collections and marketing groups. Sam Keith was hired as Chief Operating Officer to oversee all regional center operations.

    * Management responsibilities have been clarified, performance goals established for all functional areas and management performance is formally measured against these goals.

    * Operating controls have been tightened, particularly in the underwriting and collections areas.

    * Collection performance has been improved through the hiring of more experienced personnel and upgraded training programs.

    * A risk management process has been developed to establish and refine credit policy, monitor portfolio performance, validate and enhance the credit scoring model and develop profitability models.

    * Cost containment measures have been taken including the consolidation of certain of the functions performed at the Orlando and Tampa regional centers.

INDUSTRY OBSERVATIONS

    * The stock market has punished the stock prices of all non-prime auto lenders. Erratic earnings, defaults, asset quality issues and lack of consistency in financial reporting have strained investor patience and created concern regarding industry viability.

    * Eagle, and several of its competitors, initiated public offerings in a relatively short time span. This brought about a surge in new capital and a competitive environment which favored automobile dealers rather than shareholders of the non-prime entrants.

    * Little new money is flowing into non-prime industry and signs of consolidation are evident. Competitive observations suggest an economic balance between assessing and pricing risk is coming into focus. Growth may take a secondary position to profitability.


1996 REVIEW

    * Credit losses remained high in 1996 with losses on our managed portfolio up 4% from 1995 levels to 19.6%. The managed receivables portfolio reflects the combination of our owned portfolio and accounts serviced for third parties.

    * We shifted our funding mix relying more heavily on receivable sales and securitization transactions. This change in funding emphasis is the primary reason for the reduction in balance sheet outstandings. Owned receivables, shown on our balance sheet, shrank $91.0 million. Serviced receivables grew $57.7 million. At December 31, 1996 managed receivables were $151.6 million, down $33.3 million from the prior year.

    * In October, as part of our funding strategy, loans were packaged and sold to third party investors through a securitization. Profitability on securitized transactions is heavily influenced by portfolio performance. The performance of the portfolio is reflected in the amount of bonus/excess servicing fees earned by Eagle. In 1996 we earned a total of $5.1 million in net servicing fees, consisting of $1.7 million in base servicing income and $3.4 million in bonus/excess serving income. Total servicing fee income increased 141% over 1995.

    * In September we sold $9.6 million of Texas receivables to a competitor. We no longer maintain a significant presence in Texas.

    * New auto purchases declined $80.3 million to $105.9 million in 1996. This represents a 43% drop in loan acquisition activity from our 1995 levels.

    * Reserves, in 1996, were built from current-year earnings. Prior to December 31, 1995 the Company in part built loss reserves by allocating a portion of contract interest (that would have been recorded as unearned finance charges) to reserves. In changing its funding mix and relying more heavily on securitizations the Company has reduced the impact of reserves on current earnings.

    * Reserves available to absorb credit losses, as a percentage of owned finance receivables, were 14.2% at year end. As a result of reduced growth, our portfolio is now more seasoned and predictable. Our reserve position when combined with portfolio seasoning is stronger today than in past periods.

    * We have restructured our marketing efforts by hiring Sales Managers in both of our geographic regions. They are seasoned in the auto business and are charged with re-establishing receivable growth.

    * Operating expenses increased 43% to $16.2 million in 1996. Operating expenses as a percentage of average managed receivables were 9.4%. We presently have several programs underway which will reduce operating expenses.

    * At December 31, 1996 the Company had 258 full time equivalent employees representing an increase of 39 employees or a 17.8% increase. We have, at present, capacity for measured growth.




    CHARLES F. WONDERLIC
    CHAIRMAN OF THE BOARD AND
    CHIEF EXECUTIVE OFFICER
    April __, 1997





THE FOREGOING LETTER TO STOCKHOLDERS SHALL NOT BE DEEMED FILED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND IT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, INTO ANY FILING UNDER SUCH ACTS.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                    For fiscal year ended December 31, 1996

                        Commission File Number:  0-24286
                                                 --------

                              EAGLE FINANCE CORP.
                         -----------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              36-2464365
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1425 TRI-STATE PARKWAY, GURNEE, ILLINOIS                              60031-4060
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (847) 855-7150
                                                             --------------

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (847) 855-7150
                                                             --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
                                                             ----

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK, $0.01
                                                             -------------------
                                                             PAR VALUE PER SHARE
                                                             -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. /X/

The aggregate market value of voting common stock of Registrant held by non-affiliates as of February 28, 1997 was $8,223,530.(1) At February 28, 1997, the total number of shares of common stock outstanding was 4,189,100.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997 are incorporated by reference in Part III hereof, to the extent indicated herein.

________________________
(1) Based on the closing price of Registrant's common stock on February 28, 1997 on the Nasdaq National Market, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

                              EAGLE FINANCE CORP.

                          1996 FORM 10-K ANNUAL REPORT

                             ---------------------

                               TABLE OF CONTENTS

                             ---------------------
                                                                            PAGE
                                                                          NUMBER
                                     PART I

Item 1.       BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2.       PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .    7

Item 3.       LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .    8

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .    9

                                    PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .    9

Item 6.       SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . .    10

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .    11

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . .    23

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .    41

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . .    41

Item 11.      EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .    41

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . .    41

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .    41

                                    PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . .    41

                                     PART I

ITEM 1.       BUSINESS

GENERAL

    Eagle Finance Corp., a Delaware corporation (the "Company"), is a specialized financial services company engaged primarily in acquiring and servicing automobile retail installment sale contracts ("Installment Contracts") for purchases of late model used automobiles (cars and light trucks) by "non-prime" consumers, who typically have limited access to traditional credit sources. To a lesser extent, the Company also makes direct consumer loans and finance leases and purchases other retail installment sale contracts (collectively, "Other Loans"), and offers, as agent, insurance and other consumer finance-related products (collectively, "Insurance Products") to consumers with whom it has financing relationships.

    The Company maintains its corporate headquarters and a regional office near Chicago in Gurnee, Illinois and operates two other regional offices in Tampa and Orlando, Florida. As of December 31, 1996, the Company had active relationships (I.E., the Company purchased Installment Contracts from such dealers during the preceding 90 days) with approximately 390 dealers located primarily in Illinois, Georgia, Florida and South Carolina, and, to a lesser extent, in Arizona, Colorado, Indiana, Kentucky, New Mexico, Ohio, Tennessee, Texas, Utah, Wisconsin, and Wyoming.

BUSINESS STRATEGY

    The Company's business strategy is to increase its profitability through greater penetration in most of its current markets, controlled geographic expansion into new markets, reduced credit losses and lower operating expenses. Unlike many of its competitors, the Company's strategy emphasizes the use of its industry-experienced, employee and agent marketing representatives to service the Company's market areas without opening additional regional offices while maintaining quality control and realizing economies of scale through its regionally-centralized credit underwriting and servicing operations. The Company relies on its marketing representatives to communicate frequently with dealers in order to maintain a high level of responsiveness to dealer concerns, but they have no input into the credit underwriting or buying decisions of the Company.

    The Company focuses its efforts on purchasing Installment Contracts from manufacturer-franchised dealers as opposed to independent used car dealers. The Company believes that Installment Contracts purchased from manufacturer-franchised dealers generally represent a reduced amount of credit risk because such Installment Contracts generally involve consumers with better credit histories.

CONSUMER FINANCE PRODUCTS

    GENERAL. Installment Contracts represented over 99.1% (approximately $54.2 million, not including approximately $97.0 million of net Installment Contracts serviced by the Company for third parties) of the Company's net finance receivables at December 31, 1996. The remaining receivables (approximately $486,000) consisted of Other Loans. Approximately 58%, 26% and 16% of the Company's outstanding net finance receivables at December 31, 1996 were originated by the Illinois, Tampa and Orlando regional offices, respectively. In addition to the interest income and related fee income from Installment Contracts and Other Loans, the Company obtains revenue for servicing Installment Contracts that it has sold to third parties and from the sale of Insurance Products that it offers, as agent, to consumers.

    INSTALLMENT CONTRACTS. The Company had an aggregate Installment Contracts receivable, net of unearned finance charges, of approximately $54.2 million at December 31, 1996. Substantially all of the Company's

Installment Contracts are originated by dealers in connection with purchases of used automobiles by non-prime consumers. The Company occasionally purchases Installment Contracts relating to purchases of new automobiles.

    Installment Contracts are originated by the dealer at the time the dealer sells an automobile to a consumer. The consumer enters into an Installment Contract with the dealer on a form supplied by, or acceptable to, the Company, which is then sold by the dealer to the Company, together with the dealer's security interest in the automobile. The Company is not obligated to accept Installment Contracts originated by the dealer. In order for the dealer to enhance its prospects of selling an Installment Contract to the Company, the sale of the automobile or other property is usually coordinated with, and occurs contemporaneously with, the Company's review, processing and underwriting of the customer's credit application.

    The amount financed on Installment Contracts purchased by the Company typically ranges from approximately $5,000 to $15,000, annual percentage rates of interest ("APRs") typically range from 21% to 33% and the repayment terms typically extend from 12 to 60 months depending upon the amount financed. The average original principal amount financed for Installment Contracts outstanding at December 31, 1996 was approximately $8,300, the average APR on such Installment Contracts was 27% and the average original term was approximately 40 months. The Company's experience has shown, however, that the average life of the Company's Installment Contracts is substantially less than 40 months due to the amount of payoffs and repossessions that occur prior to contract maturity.

    OTHER LOANS. The Company had an aggregate Other Loans receivable, net of unearned finance charges, of $485,514 at December 31, 1996. The Company's direct loan business complements the Installment Contract business because of their similar underwriting and servicing processes, and because Installment Contract consumers are a readily identifiable source of potential loan business. Other Loans typically range in principal amount from approximately $4,000 to $11,000 with APRs typically ranging from 16% to 27%. Other Loans are repayable in substantially equal monthly installments of principal and interest for terms typically ranging from 12 to 60 months. The Company believes that security for Other Loans is relatively unimportant as the principal amounts of Other Loans are generally small.

    SERVICING. The Company earned approximately $5.1 million in servicing fees during the year ended December 31, 1996. As of December 31, 1996, the Company serviced approximately $97.0 million in net Installment Contracts that it had previously sold to third parties. Average net finance receivables serviced for third parties were approximately $56.0 million in 1996. The Company has sold Installment Contracts in the past and anticipates selling Installment Contracts in the future as an alternative source of financing, although there can be no assurance in this regard.

    INSURANCE PRODUCTS. In connection with its consumer financing transactions, the Company offers, as agent, Insurance Products to consumers. The Company receives commissions on its sales of all such insurance. The Company earned approximately $66,000 from the sale of Insurance Products during the year ended December 31, 1996.

MARKETING

    The Company's Installment Contract marketing efforts are directed at automobile dealers. The Company attempts to meet dealers' needs by offering highly-responsive, cost-competitive and service-oriented financing programs, and by promptly paying to dealers the purchase price for Installment Contracts. The financing programs are flexible enough to meet dealer needs and may, on occasion, be tailored to meet the budget of a specific consumer. In order to maximize the efficiency of its regional office personnel, the Company relies on its marketing representatives to locate potential dealers, establish initial contacts and enhance relationships through recurring communication. As of December 31, 1996, the Company utilized eight marketing representatives throughout the states in which the Company purchases Installment Contracts. As of December 31, 1995, the Company utilized 18 marketing representatives. The reduction in the number of marketing representatives reflects the Company's emphasis on addressing credit losses (rather than portfolio growth) during 1996 as well as the decision of the Company to discontinue purchasing Installment Contracts in Texas. The Company creates incentives for its marketing representatives through compensation arrangements that are based on the number of transactions the Company closes with each marketing representative's dealers.

    To complement the efforts of marketing representatives, the Company employs an open dialogue policy with dealers at each regional office that is reinforced by timely and consistent credit decisions that result in a high level of service being provided. The open dialogue policy provides the Company with many opportunities to gauge dealer satisfaction and to further educate a dealer regarding the Company's flexible credit underwriting standards.

RELATIONSHIPS WITH DEALERS

    The Company has active relationships with approximately 390 new and used automobile dealers. The Company has entered into written agreements with almost all of the dealers from whom it purchases Installment Contracts. These agreements set forth general terms upon which Installment Contracts will be purchased by the Company, but do not obligate the dealer to sell, or the Company to purchase, any particular Installment Contract or volume of Installment Contracts.

    In connection with establishing a relationship with a dealer, the Company, through its marketing representatives, offers the dealer a training and orientation program to promote a mutually profitable and efficient relationship. The goals of the training and orientation program are to introduce dealers to the Company's procedures, to engender loyalty to the Company and to enable dealers to pre-screen Installment Contracts. This pre-screening, in turn, permits the Company to respond more quickly to credit applications from dealers, which ultimately expedites the payment of the purchase price from the Company to dealers upon purchase of an Installment Contract. The Company monitors overall dealer volume and tracks the performance of Installment Contracts purchased from each dealer as a means of identifying and ensuring against possible adverse trends in its dealer relationships at the earliest possible time. None of the dealers with whom the Company does business accounted for greater than 8% of the Company's total dollar volume of Installment Contracts purchased during 1996.

    Installment Contracts are generally purchased at a discount by the Company and without recourse to the dealer. In all cases where the Company and the dealer have entered into a written agreement, the dealer makes certain warranties as to the validity of the Installment Contract and compliance with certain laws, and indemnifies the Company for any claims, defenses and set-off rights that may be asserted against the Company.

PURCHASING AND LENDING PROCEDURES AND GUIDELINES

    Prior to its approval of the purchase of an Installment Contract, the Company is provided with a standardized credit application completed by the consumer which contains information concerning the consumer's background, employment and credit history. The Company also obtains a credit report from an independent reporting service and verifies the consumer's employment and residence. Consumers are in virtually all cases interviewed by telephone by a Company application processor. As part of the credit underwriting process, the automobile is qualified and its value is established. In cases where higher financing values are sought or exceptions to Company purchasing guidelines are requested, a Company representative may personally inspect the automobile and, in any event, approval from senior management of certain exceptions is required.

    During 1996, the Company developed a proprietary credit scoring model to be used in the credit review and approval process. The model was integrated into the Company's management information system in January, 1997. The Company believes that the model's integration with the Company's existing information management system will provide a useful tool in the credit decision-making process, and will improve turnaround time, reduce operating costs and increase management control. For those credit applications that exceed the Company's minimum credit score, credit approval is generally left to the discretion of the regional office manager or underwriter. Regional office managers and underwriters are encouraged to apply their knowledge of local conditions and collateral values in making credit decisions. The Company typically completes its credit analysis and communicates to dealers its decisions, or conditions of approval to purchase Installment Contracts, in approximately four hours. Consumers who are denied credit by the Company typically have credit histories, incomes or overall credit profiles that are incompatible with the Company's underwriting standards. The Company does not purchase all of the Installment Contracts approved for purchase because dealers typically offer to sell Installment Contracts to more than one finance company or consumers often decide not to purchase an automobile from a dealer to whom they have submitted a credit application.

    The financing documents are generated by the dealer on standardized forms. If an automobile is taken as collateral, as is the case in all Installment Contract transactions, the Company obtains the certificate of title to the automobile with a lien recorded. The Company typically does not perfect its lien on other types of collateral. In certain states, the Company obtains a voluntary wage assignment from the consumer as additional security in connection with the closing of the Installment Contract purchase. The regulations in other states make obtaining wage assignments impracticable. The Company also requests that the dealer obtain from the consumer a statement in which the consumer acknowledges, among other things, that the dealer may sell the Installment Contract to any third party at any price, including at a discount. In the case of Installment Contracts, the documents are signed by the dealer and the consumer, and the dealer sells the Installment Contract to the Company. In the case of Other Loans, the consumer signs a note and security agreement and the net loan proceeds are remitted to the consumer. In either case, the consumer either receives a payment coupon book or a monthly statement and instructions on remitting monthly payments to the Company.

    Copies of Installment Contracts and related documents are periodically selected for review by senior management. This internal control is supplemented by the Company's computer system, which is equipped with warning "flags" that are triggered upon the occurrence of certain unusual, and potentially problematic, events, including changes in payment due dates and other modifications to any contract terms. In addition, a member of senior management generally visits each regional office at least once each month to review its operations, Installment Contract documentation and repossessed automobiles.

    The Company makes all credit decisions on a case-by-case basis. The Company generally does not refinance delinquent accounts unless it determines that refinancing is not likely to increase its credit risk or it is able to improve its position with additional collateral or a cosigner.

SERVICING AND COLLECTION

    Consumers obligated under the Company's Installment Contracts are expected to remit their monthly payments using a coupon book or a monthly statement provided to them by the Company. In the event a consumer is delinquent on one or more of his or her first three scheduled payments, the Company attempts to contact the consumer by telephone within one day of the payment due date. Addressing delinquencies early in its relationship with a consumer provides the collection staff an opportunity to assess the consumer's financial situation and the likelihood that the consumer will continue to be delinquent. If a payment other than one of the first three scheduled payments is not received on its due date, the Company mails a computer-generated written notice to the consumer within five days of the due date and typically contacts the consumer by telephone as a follow-up to the written notice. In the event of a delinquency, the Company's trained collection specialists attempt to stay in regular contact with the consumer until the delinquency is cured. If the consumer does not cure the delinquency and misses a subsequent payment, the Company typically repossesses the automobile promptly. In situations where the delinquency is caused by the failure of the automobile to be in driveable condition, the Company may make an accommodation to the consumer that will allow the consumer to pay for repairs to the automobile. Accommodations may also be made in certain circumstances where a consumer has previously demonstrated a strong payment history.

    Typically, 25% to 35% of the Installment Contracts serviced by the Company require some collection efforts each month. The Company's target is to have each collection employee service approximately 150 collection accounts. As of December 31, 1996, the Company was meeting this target. All collection activities are handled in the company's three regional offices. Deficiency accounts and accounts that have been charged off are serviced by a separate group of collectors who have repossession and recovery experience.

    Repossessed automobiles are typically offered to dealers for bidding or they are auctioned after the lapse of the applicable redemption period, if any. Installment Contracts are charged off prior to becoming 90 days contractually delinquent or, if earlier, upon repossession of the automobile. Once an automobile is repossessed, the automobile is carried on the Company's books as a repossession on hand at a value equal to the lower of cost or market. In certain situations, automobiles may be reconditioned and/or repaired prior to sale.

REGULATION

    The Company's operations are subject to extensive supervision and regulation under state and federal laws and regulations, which, among other things, require that the Company obtain and maintain certain licenses and qualifications, limit the interest rates, fees and other charges the Company is allowed to charge, limit or prescribe certain other terms of the Company's financings, require specified disclosures to consumers, govern the sale and terms of insurance products offered by the Company and the insurers for which it acts as agent, and limit the Company's rights to repossess and sell collateral.

    The Company is regulated in the states where it purchases Installment Contracts and makes Other Loans. In addition, the repossession of automobiles and other collateral is generally governed by the law of the state in which the repossession takes place. In general, the Company's business is conducted under licenses issued by individual states, and the Company is subject to periodic examination by the individual states. State licenses are generally revocable for cause.

    The Company is also subject to state regulations governing insurance agents in connection with its sales of credit and other insurance, which require that insurance agents (such as the Company's personnel) be licensed, govern the commissions that may be paid to agents in connection with the sale of credit insurance and limit the premium amount charged for insurance.

THE INDUSTRY AND COMPETITION

    The year 1996 through the first quarter of 1997 was a period of dramatic upheaval in the indirect used auto lending segment of the non-prime automobile finance industry. The indirect used auto lending segment is relatively young, and has attracted many new publicly traded participants. Within the segment, competition for new lending opportunities fostered growth to the detriment of credit quality and altered pricing discipline. The combination of deteriorating credit quality among consumers and declining yields on new loans has contributed to reduced operating returns and results. Many industry participants, including the Company, have adjusted their operating strategies to improve credit quality and financial returns.

    The non-prime credit segment of the automobile finance industry is highly fragmented and competitive. The prospect of high returns in this segment has caused many finance companies to focus their operations more heavily on the non-prime automobile finance business. During the last few years, a number of finance companies have undertaken an initial public offering, thereby improving their ability to compete. While other finance companies represent substantial competition for the Company, the Company does not believe that any finance company owns direct loans or installment contracts representing more than 2% of the total volume of non-prime automobile financing in the United States.

    Existing and potential competitors also include a variety of financial entities, including captive finance arms of major automobile manufacturers, banks, savings and loans, independent finance companies, small loan companies, industrial thrifts and leasing companies. Many of these financial organizations do not consistently solicit business in, or have withdrawn from, this credit market. The Company believes that captive finance companies generally focus their marketing efforts on this market when inventory control and/or production scheduling requirements of their parent organizations dictate a need to enhance sales volumes and then exit the market once these sales volumes are satisfied. The Company also believes that increased regulatory oversight and capital requirements imposed by market conditions and governmental agencies have limited the activities of many banks and savings and loans in this credit market.

    The Company believes that its established relationships with dealers, prompt and consistent review of credit applications, prompt payment of purchase prices for Installment Contracts, and high level of service enable it to compete effectively for the purchase of Installment Contracts.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company and their ages and positions are as follows:

                           AGE AT
    NAME                APRIL 1, 1997                POSITION WITH THE COMPANY
    ----                -------------       ----------------------------------------------

Charles F. Wonderlic         58             Chairman, Chief Executive Officer and Director
Ronald B. Clonts             64             Vice Chairman and Director
Robert J. Braasch            50             President and Chief Financial Officer
Samuel M. Keith              49             Chief Operating Officer
Richard E. Wonderlic         31             Executive Vice President and Director

    CHARLES F. WONDERLIC has been the Chief Executive Officer of the Company since 1980 and Chairman since 1984. He has served the Company in various capacities since 1962, including President, Chief Financial Officer, Vice President and Treasurer. He was named a Director in 1962. Prior to joining the Company, he was employed by General Finance Loan Company. Mr. Wonderlic currently is a member of the Executive Committee of the American Financial Services Association and has continuously served as a Director of that organization since 1974. Mr. Wonderlic received his M.B.A. degree from Northwestern University, Evanston, Illinois.

    RONALD B. CLONTS has been Vice Chairman of the Company since July, 1996. Previously, since 1992, he was the Company's President. He was named a Director of the Company in 1994. Prior to 1992 he served as Executive Vice President or Vice President since joining the Company in 1962. He was previously employed by General Finance Loan Company. Mr. Clonts received his M.B.A. degree from Northwestern University, Evanston, Illinois. Mr. Clonts is the brother-in-law of Charles F. Wonderlic.

    ROBERT J. BRAASCH was named President of the Company in July, 1996. He joined the Company in January, 1994 as Chief Financial Officer and Treasurer and was also named Senior Vice President in April, 1994. Prior to joining the Company, Mr. Braasch spent seven years with USA Financial Services, Inc. as Chief Financial Officer and subsequently Chief Executive Officer. Mr. Braasch spent his previous 12 years in various positions with Household Finance Corporation including six years as Treasurer. Mr. Braasch graduated from DePaul University, Chicago, Illinois.

    SAMUEL M. KEITH joined the company in August, 1996 as Chief Operating Officer. Prior to joining the Company, Mr. Keith spent 24 years with General Electric Capital Corporation. Mr. Keith held management positions in the sales and marketing, credit administration, customer service, operations and collections functions. Mr. Keith graduated from the University of Mississippi, Oxford, Mississippi.

    RICHARD E. WONDERLIC formally joined the Company in May, 1988 following graduation from the University of Iowa and was named a Director of the Company in 1994. The son of Charles F. Wonderlic, he became Executive Vice President of the Company in April, 1994. Mr. Wonderlic supervises the Company's operations serviced from its Gurnee, Illinois location. Mr. Wonderlic has served in various Company locations as Assistant Supervisor, Manager and Vice President and was instrumental in the development of the Company's automobile finance program.

    Officers are appointed by the Board of Directors and, except for those officers with whom the Company has entered into employment agreements (Messrs. Charles Wonderlic, Clonts and Braasch), serve at the pleasure of the Board. Each employment agreement has a one-year term, with one-year extensions thereafter unless the agreement is terminated, or the Company or executive officer has provided a notice of non-renewal at least 180 days prior to the anniversary thereof.

EMPLOYEES

    The Company employs personnel experienced in areas of credit origination, documentation, collection, recovery and administration. Most traditional financing companies utilize personnel with multiple responsibilities. In order to maximize efficiency, the Company employs specialists in each area with a minimal crossover of duties. With custom-designed software and sufficient staffing levels, the Company believes it achieves prompt and effective communication with automobile dealers.

    As of December 31, 1996, the Company had 258 full-time equivalent employees, 47 of whom were involved in management, administration, information systems or accounting, 8 in marketing and 203 in credit processing, documentation, collection and recovery. The Company's five most senior officers have an average of 26 years experience in the consumer finance industry. None of the Company's employees is represented by a union and the Company considers employee relations to be excellent.

ITEM 2.  PROPERTIES

PROPERTIES

    As of December 31, 1996, the Company maintained its corporate headquarters and a regional office in Gurnee, Illinois, and also operated two regional offices located in Florida. The Company has begun to consolidate portions of the Orlando operation into the Tampa regional office. The Company intends to reduce the amount of the operations conducted at the Orlando regional office, or close such office, during 1997. Although the Company believes it is beneficial for its regional offices to be accessible to customers and automobile dealers, the Company does not believe that the particular locations of its offices are material to its business and believes that other satisfactory office locations are available for lease at comparable rates and for comparable terms in each market where the Company maintains regional offices. The following table sets forth certain information with respect to the Company's offices:

                     YEAR OFFICE   APPROXIMATE          BASE
LOCATION                OPENED     SQUARE FEET      MONTHLY RENT
---------------      -----------   -----------      ------------
Gurnee, IL (1)           1995         21,944           $18,688
Orlando, FL (2)          1975          5,600             4,378
Tampa, FL (2)            1968          9,000             6,765

-----------------------------

(1) The information presented reflects the combined data for the Company's headquarters (5,064 square feet) and the Illinois regional office (16,053 square feet), which are located in the same building, and a Kenosha, Wisconsin payment processing office (827 square feet). The Gurnee facility is leased from an unrelated party under three leases. One lease has a thirty-four month term, which expires on May 31, 1998; one has a three-year term, which expires on April 30, 1998; and one has a twenty-six month term, which expires on November 30, 1997. Each lease provides for two three-year extensions at the option of the Company. Initial occupancy occurred on March 1, 1995.

(2) The Orlando and Tampa offices are leased from unrelated parties. The lease for the Orlando office has a three-year term that expires on December 31, 1997 and provides for one three-year extension at the option of the Company. The lease for the Tampa office has a five-year term that expires on December 31, 2000.

    Total property rental expense for the Company approximated $412,000, $341,000 and $190,000 in 1996, 1995 and 1994, respectively.

ITEM 3.  LEGAL PROCEEDINGS

    In addition to the lawsuits described below, the Company is involved in litigation in the normal course of business. The Company believes that the resolution of such normal-course-of-business matters will not have a material adverse effect on its financial position or results of operations. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

    The Company has been named as a defendant in the following described lawsuits:

    1. REHM V. EAGLE FINANCE CORP. is pending in the United States District Court for the Northern District of Illinois and is designated by case number 96C 2455. The plaintiff has filed a class action complaint alleging that the Company and three of its directors and officers have violated Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated thereunder. The litigation is still in its initial stages although it has been pending for almost one year. The parties are awaiting a ruling on that motion. No discovery has been taken by either party. Due to the early stage of the litigation, it is not possible to determine the likelihood of an unfavorable outcome, however, the Company intends to defend vigorously the claims made in the complaint.

    2.   CLEVELAND V. WALLACE AUTO SALES, INC. ET AL. was filed on September
19, 1996 in the United States District Court for the Northern District of Illinois and is designated by Case Number 96 C 6045. The complaint alleges that the Company has violated the Illinois Consumer Fraud Act, the Illinois Sales Finance Agency Act and the Federal Racketeer Influenced and Corrupt Organizations Act arising out of the Company's purchase of retail installment sales contracts through which the plaintiffs purchased a used automobile. The complaint is alleged as a class action, and includes unnamed, and still unknown, directors and officers of the Company. The Company has filed a Motion to Dismiss, and the parties are awaiting a ruling from the court. No discovery has been taken. Due to the early stage of the litigation, it is not possible to determine the likelihood of an unfavorable outcome, however, the Company intends to defend vigorously the claims made in the complaint.

    3. SOLARMAR SYSTEMS CORP. V. EAGLE FINANCE CORP., RONALD B. CLONTS ET AL. was filed on September 14, 1995 in Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, and is designated as Case No. 95-18056-CA-01. This suit arose out of a settlement agreement entered in 1988 between the plaintiff and the predecessor to the Company (the "Settlement Agreement"), following the plaintiff's bankruptcy. The Company (E.F. Wonderlic & Associates, Inc.) purchased promissory notes from the plaintiff that the plaintiff had received in connection with the sale of hot water heating systems to Florida homeowners. The complaint filed against the Company alleges that the Company breached the Settlement Agreement and fraudulently induced the plaintiff to enter into it. The plaintiff's complaint was dismissed in June, 1996, with leave to amend, primarily on the grounds that the claims were time-barred by the applicable Florida statute of limitations. The plaintiff filed an amended complaint in June, 1996, which asserted essentially the same claims of fraud, violations of the Federal Racketeer Influenced and Corrupt Organizations Act and fraud in the inducement. The Company intends to defend vigorously the claims made in the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed for quotation on the National Market tier of the Nasdaq Stock MarketSM under the symbol ""EFCW.'' The high and low bid quotations for the common stock during 1995 and 1996, as reported by the National Association of Securities Dealers, Inc., are set forth in the following table. Such over-the-counter bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

QUARTER ENDED                       1996                          1995
-------------              ----------------------        -----------------------
                            HIGH             LOW          HIGH            LOW
                           ------           -----        ------          -----
March 31                   $14 1/4         $8 1/2        $16             $13 1/4
June 30                    $ 9 1/4         $6 1/2        $19 1/4         $13 1/4
September 30               $ 6 7/8         $5 1/4        $24 1/2         $18
December 31                $ 8 1/4         $5            $23             $12 1/2

    Harris Trust and Savings Bank serves as the transfer agent for the Company's common stock. As of March 25, 1997, the Company had 80 stockholders of record, exclusive of holders who own their shares in "street" or nominee names and approximately 1,450 beneficial stockholders.

    The Company has not paid and does not presently intend to pay cash dividends on its common stock. The Company anticipates that its earnings for the foreseeable future will be retained for use in the operation and expansion of its business. Payment of cash dividends, if any, in the future will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's financial condition, earnings, current and anticipated capital requirements, terms of indebtedness and other factors deemed relevant by the Company's Board of Directors. The Company is restricted as to the payment of dividends by its amended and restated revolving credit agreement with a group of nine commercial banks (the "Revolving Credit Agreement").

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data as of and for each of the years in the five-year period ended December 31, 1996 are derived from the financial statements of the Company. The selected financial data should be read in conjunction with the Financial Statements, including the Notes thereto, and other financial data included elsewhere herein and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     SELECTED FINANCIAL AND OPERATING INFORMATION


                                                                 AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                          1996         1995         1994 (1)        1993        1992
                                                         ------       ------       ----------      ------      ------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

STATEMENT OF INCOME DATA:
Automobile portfolio interest and fee income           $  26,326    $  26,779    $  12,328        $  5,278    $  5,312
                                                       ---------    ---------    ---------        --------    --------
Total interest and fee income                          $  26,653    $  27,100    $  12,723        $  5,517    $  5,692
Total interest expense                                     9,060        8,093        2,712           1,232       1,705
Net interest income before provision for
    credit losses                                         17,593       19,007       10,011           4,285       3,987
Provision for credit losses                               13,184        9,538          254             455         373
                                                       ---------    ---------    ---------        --------    --------
Net interest income after provision for credit losses      4,409        9,469        9,757           3,830       3,614
Servicing income                                           5,107        2,119          841             586          --
Gain on securitization                                       612           --           --              --          --
Insurance commissions                                         66          255          147              65          64
Operating expenses                                        16,202       11,321        5,627           2,795       2,608
Income tax expense (benefit)(2)                             (659)         197        1,167              --          --
                                                       ---------    ---------    ---------        --------    --------
Net income (loss)                                        $(5,349)    $    325    $   3,951        $  1,686    $  1,070
                                                       ---------    ---------    ---------        --------    --------
                                                       ---------    ---------    ---------        --------    --------
Earnings per common share                                 $(1.28)       $0.08        $0.93           $0.37       $0.23
Weighted average number of
    common shares outstanding(3)                       4,189,100    4,183,490    3,377,973       2,800,000   2,800,000

OPERATING AND OTHER DATA:
Net finance receivables (owned or serviced)             $151,630     $184,882     $100,620         $28,847     $26,565

Average interest rate on net finance receivables(5)        22.82%       22.43%       26.72%          23.94%      21.64%
Average interest rate on interest bearing liabilities       9.23         9.17         8.56            7.82        8.59
                                                       ---------    ---------    ---------        --------    --------
Net interest spread                                        13.59%       13.26%       18.16%          16.12%      13.05%
Net interest margin                                        15.06%       15.73%       21.02%          18.60%      15.16%
Total allowance for credit losses, dealer reserves
    and nonrefundable acquisition
    discount as a percentage of average
    net finance receivables                                14.22        14.09        12.67           15.44       13.94
Net charge-offs as a percentage of average net
    finance receivables (owned or serviced) (6)            19.60        15.57        10.89           10.24       12.87
Operating expenses as a percentage of average net
    finance receivables (owned or serviced)                 9.37         7.35        10.48           10.14        9.92
Ratio of earnings to fixed charges(7)                       0.51x        1.06x        2.81x           2.22x       1.59x
Return (loss) on average assets                            (5.03)%       0.29%        9.32%           8.18%       4.44%
Return (loss) on average equity                           (34.85)%       1.86%       46.76%          42.57%      30.20%
Net income as a percentage of revenues(8)                 (16.49)        1.52        35.92           34.16       26.41

BALANCE SHEET DATA:
Finance receivables, net(9)                            $  54,664     $145,719     $ 78,864         $24,297     $26,565
Nonrefundable acquisition discount                        (1,443)      (9,428)      (8,671)         (2,749)     (2,446)
Allowance for credit losses                               (6,046)     (10,808)      (1,249)         (1,000)       (650)
Total assets                                              63,768      139,058       71,245          20,998      24,120
Total debt                                                50,806      118,697       52,528          15,922      19,590
Dealer reserves                                              287          293           74               2         607
Stockholders' equity                                      10,308       15,656       15,209         $ 4,088       3,674


--------------------------
(1) The December 31, 1994 data reflect the effect of the Company's July, 1994 initial public offering in which the Company sold 1,380,000 shares of its common stock.

(2) In connection with the Company's July, 1994 initial public offering, the Company elected to terminate its election to be treated as a subchapter S corporation for tax purposes. As a result of this change in tax status, 1994 became the first year in which the Company recorded any income tax expense.

(3) Earnings per common share reflect a 38.8% income tax adjustment to subchapter S corporation earnings for the periods prior to July 21, 1994, the date the Company terminated its subchapter S corporation election.

(4) Weighted average number of common shares outstanding for periods prior to April 14, 1994 reflect the effect of the Company's 11,666.667-for-1 stock split effected on that date.

(5) For the 1992 through 1995 periods, average interest rates earned were less than average APRs charged to consumers due to the Company's policy of allocating, at the time Installment Contracts were purchased, a portion of contract interest (that would otherwise have been recorded as unearned finance charges) to nonrefundable acquisition discount when the credit risk and potential for losses warranted such an allocation. For the years ended December 31, 1994, 1993, and 1992, average interest rate earned includes the impact of the accretion to income from nonrefundable acquisition discount of $1.3 million, $580,000, and $375,000, respectively. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Loss Experience."

(6) The Company's general policy is to charge off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days (120 days for securitized receivables) contractually delinquent. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Loss Experience -- Allowance and Provision for Credit Losses/Charge-Offs."

(7) For purposes of calculating the historical ratio of earnings to fixed charges, earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest charges and one-third of rentals.

(8) Revenues consist of net interest income, servicing income and insurance commissions.

(9) Net of unearned finance charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following management's discussion and analysis provides information regarding the Company's financial condition as of December 31, 1996 and 1995 and its results of operations for the years ended December 31, 1996, 1995 and 1994. The management's discussion and analysis should be read in conjunction with the preceding "Selected Financial Data" and the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Company's Financial Statements, the Notes thereto and the financial data included elsewhere herein.

GENERAL

    The Company's outstanding balance of owned or serviced (i.e., managed) Installment Contracts declined $33.3 million during 1996 to $151.1 million
(net). This decline reflects the Company's emphasis on addressing credit losses (rather than portfolio growth) during 1996.

    Interest and servicing income on the Company's portfolio of managed Installment Contracts accounts for most of the Company's revenue. The net amount of Installment Contracts purchased declined to $105.9 million during the year ended December 31, 1996 from $186.2 million during the year ended December 31, 1995. During the fourth quarter of 1995, the Company began reducing its purchases of Installment Contracts, and continued this trend throughout 1996. This decision was prompted by unacceptable credit performance trends on previously purchased Installment Contracts.

    As reflected in the following table, the finance receivables originated by the Company during the periods presented below consist primarily of Installment Contracts.

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                            1996        1995         1994
                                         ----------  ----------   ----------
                                               (DOLLARS IN THOUSANDS)
Net Installment Contracts purchased(1)..   $105,906    $186,162     $104,263
Net Other Loans originated(1)...........        528         417          877
                                         ----------  ----------   ----------
Total...................................   $106,434    $186,579     $105,140
                                         ----------  ----------   ----------
                                         ----------  ----------   ----------
------------------------------
(1) Net of unearned finance charges.

    As part of its funding strategy, the Company sold $64.8 million and $44.3 million of net Installment Contracts to General Electric Capital Corporation ("GECC") during the years ended December 31, 1996 and 1995, respectively. (Additionally during 1996, the Company sold $9.6 million of net Installment Contracts originated from dealers located in Texas to Search Capital. This sale reflects the Company's decision to substantially reduce its business in Texas. The Company did not retain servicing rights on the Installment Contracts sold to Search Capital.) No gains or losses were recorded at the time the Installment Contracts were sold. The Company retained servicing rights on the Installment Contracts sold to GECC. The Company does recognize servicing income over the life of the related receivables as a percentage of receivables outstanding. The Company is also eligible to receive bonus servicing fees based on portfolio performance. Bonus servicing fees are recognized as income when earned. SEE "--Liquidity and Capital Resources" and Notes 4 and 5 to the Company's Financial Statements.

    During the fourth quarter of 1996, the Company completed the securitization of approximately $35.2 million (net) of Installment Contracts through a transaction agented by Greenwich Capital Markets, Inc. The transaction was structured to create three classes of certificates, which were rated by Duff & Phelps Credit Rating Co. and Fitch Investors Service L.P. The Company recognized a gain on the transaction of approximately $612,000. The Company capitalized the retained servicing rights on the Installment Contracts securitized. The net amount of Installment Contracts serviced by the Company for third parties was $97.0 million and $39.2 million at December 31, 1996 and 1995, respectively. SEE "-- Liquidity and Capital Resources" and Notes 4 and 5 to the Company's Financial Statements.

PROFITABILITY AND RECENT TRENDS

    The Company experienced a net loss of $5.3 million during 1996 compared to net income of $325,000 during 1995. The decline of $5.7 million in earnings was primarily a result of a $3.6 million increase in the provisions for credit losses and a $4.9 million increase in operating expenses, which were partially offset by, among other things, a $3.0 million increase in servicing income.

    The following table sets forth certain data relating to the Company's net income before provision for credit losses for the years ended December 31, 1996, 1995 and 1994:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
                                                            1996        1995         1994
                                                         ----------  ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Average net finance receivables(1)                         $116,797    $120,830     $ 47,615
Average interest bearing liabilities                         98,202      88,276       31,699
Total interest and fee income                                26,653      27,100       12,723
Total interest expense                                        9,059       8,093        2,712
                                                           --------    --------     --------
Net interest income before provision for credit losses     $ 17,594    $ 19,007     $ 10,011
                                                           --------    --------     --------
                                                           --------    --------     --------
Average interest rate on net finance receivables(2)           22.82%      22.43%       26.72%
Average interest rate on interest bearing liabilities          9.23%       9.17%        8.56%
                                                           --------    --------     --------
Net interest spread                                           13.59%      13.26%       18.16%
                                                           --------    --------     --------
                                                           --------    --------     --------
Net interest margin(3)                                        15.06%      15.73%       21.02%
                                                           --------    --------     --------
                                                           --------    --------     --------

---------------------------
(1) Excludes average net finance receivables serviced for third parties of $56.0 million, $33.1 million and $6.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

(2) For the 1995 and 1994 periods, average interest rates earned were less than average APRs charged to consumers due to the Company's allocation to nonrefundable acquisition discount, at the time Installment Contracts were purchased, of a portion of contract interest (that would otherwise have been recorded as unearned finance charges). SEE "-- Accounting Matters."

(3) Net interest margin represents net interest income divided by average net finance receivables.

    A principal component of the Company's net income is its net interest spread. Net interest spread represents the difference between interest earned on finance receivables and interest paid for borrowed funds. The laws of certain states establish the maximum interest rates, and prescribe the types and maximum amounts of fees, insurance premiums and other amounts that consumers may be charged. As is common in its market segment, the Company's Installment Contracts generally bear interest rates, fees, premiums and other charges at or near the maximum amounts permitted under state law. As a result, the Company has limited ability to offset increases in its cost of funds.

    An increasingly larger component of the Company's profitability is the servicing income earned on Installment Contracts sold or securitized, with servicing retained, by the Company. Servicing income is derived from base servicing fees for loan administration and collection services and bonus or excess servicing fees paid based on the performance of the Installment Contracts sold or securitized. The increase in servicing income was due to higher levels of loans serviced by the Company. Of the $5.1 million of servicing income earned in 1996, $3.7 million represented bonus or excess servicing fees. Of the $2.1 million of servicing income earned in 1995, $1.1 million represented bonus or excess servicing fees.

    The Company maintains credit loss reserves to absorb potential losses in its finance receivables portfolio. Credit loss reserves for the Company's Installment Contracts portfolio are comprised of nonrefundable acquisition discount and allowance for credit losses. SEE "-- Credit Loss Experience."

    The Company's liabilities are generally more interest-rate sensitive than its finance receivables. As a result, significant increases in the Company's cost of funds borrowed under its Revolving Credit Agreement could have a material adverse effect on its profitability. The Company has attempted to mitigate the adverse effect of increases in interest rates by entering into interest rate protection agreements. The Company has purchased an interest rate cap and interest rate collars that provide limited interest rate protection and intends to continue to explore additional opportunities to fix or cap the interest rate on a portion of its adjustable rate borrowings.
SEE "-- Liquidity and Capital Resources." Additionally, the Company may utilize alternative financing structures, such as fixed rate senior or subordinated debt, securitizations or whole loan sales to attempt to mitigate the adverse effect of interest rate increases.

    Pursuant to a September, 1996 amendment to the Revolving Credit Agreement, the Company has the option of borrowing funds at an interest rate equal to either the prime rate of the agent bank or the LIBOR rate plus 2.5% (which was increased from LIBOR plus 2.0%). On December 31, 1996, the three-month LIBOR borrowing rate under the Revolving Credit Agreement was 8.06% compared to 7.63% on December 31, 1995. The prime rate was 8.25% on December 31, 1996 and the three-month LIBOR rate was 5.56% on such date.

    Another component of the Company's profitability is the level of its operating expenses. The increase in operating expenses was attributable to higher salaries and benefits costs, and related operating expenses due to the increase in the number of employees and infrastructure improvements. The increase in the number of employees was caused primarily by an increase in the number of collections personnel in order to handle credit losses.

FINANCIAL CONDITION

    Total assets decreased $75.3 million (54.1%) to $63.8 million at December 31, 1996 from $139.1 million at December 31, 1995 primarily due to decreases in finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) to $47.2 million at December 31, 1996 from $125.5 million at December 31, 1995. The decline in assets and finance receivables is, in part, attributable to the sale of approximately $64.8 million and $9.6 million (net) of Installment Contracts to GECC and Search Capital, respectively, during 1996 and the securitization of approximately $35.2 million of Installment Contracts during 1996. The sale of Installment Contracts was part of the Company's financing plan.
SEE "-- Liquidity and Capital Resources." The net amount of owned or serviced Installment Contracts decreased to $151.1 million at December 31, 1996 from $184.4 million at December 31, 1995.

    Total liabilities decreased $69.9 million (56.7%) to $53.5 million at December 31, 1996 from $123.4 million at December 31, 1995 primarily due to a decrease in total debt to $50.8 million at December 31, 1996 from $118.7 million at December 31, 1995. The decrease in total debt was primarily the result of decreased borrowings under the Revolving Credit Agreement to $31.8 million at December 31, 1996 from $99.6 million at December 31, 1996.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    The following table sets forth certain data relating to the Company's results of operations for the years ended December 31, 1996, 1995 and 1994:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                          1996            1995          1994
                                                       ----------      ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
Automobile portfolio interest and fee income............ $26,326         $26,779       $12,328
                                                        --------        --------      --------
Total interest and fee income........................... $26,653         $27,100       $12,723
Total interest expense..................................   9,060           8,093         2,712
                                                         -------         -------       -------
Net interest income before provision for credit losses..  17,594          19,007        10,011
Provision for credit losses.............................  13,184           9,538           254
                                                         -------         -------       -------
Net interest income after provision for credit losses...   4,410           9,469         9,757
                                                         -------         -------       -------
Other income:
    Servicing income (from Installment Contracts).......   5,107           2,119           841
    Gain on sale of finance receivables (net)...........     612              --            --
    Insurance Products commissions......................      66             255           147
                                                         -------         -------       -------
Total other income......................................   5,785           2,374           988
                                                         -------         -------       -------
Salaries and related costs..............................   8,011           5,745         2,998
Other operating expenses................................   8,191           5,576         2,629
                                                         -------         -------       -------
Total operating expenses................................  16,202          11,321         5,627
                                                         -------         -------       -------
Income tax expense......................................    (659)            197         1,167
                                                         -------         -------       -------
Net income.............................................. $(5,349)        $   325       $ 3,951
                                                         -------         -------       -------
                                                         -------         -------       -------

    COMPARISON OF 1996 TO 1995. The Company experienced a net loss of $5.3 million for the year ended December 31, 1996 compared to net income of $325,000 for the year ended December 31, 1995.

    Net interest income before the provision for credit losses decreased by 5.8% to $17.9 million for the year ended December 31, 1996 from $19.0 million for the year ended December 31, 1995, primarily as the result of increased sales and securitizations of Installment Contracts, thereby reducing the number of interest income-producing assets. The negative effect on interest and fee income resulting from the sale and securitization, with servicing retained, of $100 million of finance receivables (net) during 1996, compared to $44.3 million in 1995, was partially offset by a significant increase in servicing income.

    Total interest expense increased to $9.1 million for the year ended December 31, 1996 from $8.1 million for the year ended December 31, 1995. The increase resulted from an increase in the average amount of borrowed funds outstanding throughout the year as well as increases in interest rates charged for borrowed funds. The average debt outstanding during 1996 increased to $98.2 million from $88.3 million during 1995, and the average interest rate paid for borrowed funds increased to 9.23% in 1996 from 9.17% in 1995.

    The most significant factor in the Company's $5.7 million decline in earnings between 1995 and 1996 was a $3.7 million increase in the provision for credit losses. This increase was a function of deteriorating credit quality. Credit quality suffered due to higher charge-off rates for Installments Contracts purchased during the last half of 1995 and the first half of 1996. The Company believes that credit quality has also suffered, in part, due to historically high levels of consumer indebtedness nationally. SEE "-- Credit Loss Experience -- Allowance and Provision for Credit Losses/Charge-offs." As more fully discussed in " -- Accounting Matters," the increase in the provision for credit losses for 1996 is also due to the fact that, unlike in 1995 (and prior years), no contract interest was allocated to nonrefundable acquisition discount during 1996.

    Other income, including servicing income and commissions from the sale of Insurance Products, increased 141.7% to $5.8 million for the year ended December 31, 1996 from $2.4 million for the year ended December 31, 1995, primarily due to an increase in servicing income to $5.2 million for the year ended December 31, 1996 from $2.1 million for the year ended December 31, 1995. This increase reflects the increased amount of servicing-retained sales and securitizations of finance receivables by the Company in 1996. The Company derives its servicing income from base servicing fees and bonus or excess servicing fees based on the performance of the finance receivables serviced by the Company. Of the $5.1 million of servicing income earned in 1996, $3.7 million represented bonus or a excess servicing fees. Of the $2.1 million of servicing income earned in 1995, $1.1 million represented bonus or excess servicing fees. During 1996, the Company recognized a $612,000 gain from the sale of $35.2 million (net) of Installment Contracts to the Eagle Auto Trust 1996-A in October, 1996 and the corresponding issuance to investors of automobile receivable-backed certificates.

    Operating expenses increased 43.4% to $16.2 million for the year ended December 31, 1996 compared to $11.3 million for the year ended December 31, 1995. Salaries and related costs increased 40.4% from the prior year to $8.0 million for the year ended December 31, 1996, due primarily to an increase in the number of employees, normal pay increases and increased benefits costs. The Company's other operating expenses increased 46.4% to $8.2 million for the year ended December 31, 1996 compared to the year ended December 31, 1995, due to higher collection expenses and higher professional fees. Operating expenses as a percentage of average net finance receivables owned or serviced increased to 9.37% for the year ended December 31, 1996 as compared to 7.35% for the year ended December 31, 1995. The Company believes that it will not require an increase in the number of employees needed to operate the Company for the foreseeable future, although there can be no assurance in this regard.

    The Company recorded an income tax benefit of ($659,000) for the year ended December 31, 1996 as compared to an income tax expense of $197,000 for the year ended December 31, 1995. This resulted from the pretax loss of $6.0 million in 1996 versus pretax income of $523,000 in 1995. The effective tax rates on income before income taxes were (11.0%) and 37.7% in 1996 and 1995, respectively.

    COMPARISON OF 1995 TO 1994. Net income decreased by 91.8% to $325,000 for the year ended December 31, 1995 from $4.0 million for the year ended December 31, 1994.

    Net interest income before the provision for credit losses increased by 90.0% to $19.0 million for the year ended December 31, 1995 from $10.0 million for the year ended December 31, 1994, primarily as the result of increased income from the Installment Contracts portfolio. Total interest and fee income was adversely affected by changes relating to the nonrefundable acquisition discount account. The Company's credit loss experience during 1995 resulted in no accretion to income from nonrefundable acquisition discount during 1995, as compared to a $1.3 million accretion to income during 1994. Based on a review of portfolio performance and of the adequacy of the amount of the nonrefundable acquisition discount, during 1995, the Company allocated $9.8 million of contract interest (that would otherwise have been recorded as unearned finance charges) to nonrefundable acquisition discount, as compared to a $5.0 million allocation during 1994. The allocations for each year represented approximately 10.4% of the original aggregate contract interest on the Installment Contracts purchased during each year. Such allocations and increased credit losses on the Company's portfolio of finance receivables reduced the average interest rate earned on net finance receivables in 1995 to 22.43% from 26.72% in 1994. SEE "-- Credit Loss Experience -- Nonrefundable Acquisition Discount and Dealer Reserves." The sale of $39.9 million of finance receivables during 1995 had a negative effect on interest and fee income; however, these sales resulted in a significant increase in servicing income.

    Total interest expense increased to $8.1 million for the year ended December 31, 1995 from $2.7 million for the year ended December 31, 1994.
The increase resulted from an increase in the amount of borrowed funds, the issuance of $17 million of subordinated notes, as well as increases in interest rates charged for borrowed funds. The total debt outstanding at December 31, 1995 increased to $118.7 million from $52.5 million at December 31, 1994 and the average interest rate paid for borrowed funds, principally due to the higher cost of subordinated debt versus senior debt, increased to 9.17% in 1995 from 8.56% in 1994.

    The provision for credit losses increased to $9.5 million for the year ended December 31, 1995 from $254,000 for the year ended December 31, 1994. This significant increase was made in connection with the adjustment, effective the fourth quarter of 1995, whereby the Company reduced the 1995 allocation to nonrefundable acquisition discount of contract interest (that would otherwise have been recorded as unearned finance charges). The allowance for credit losses along with nonrefundable acquisition discount and dealer reserves is available to absorb credit losses in the Company's finance receivables portfolio. SEE "-- Credit Loss Experience --Allowance and Provision for Credit Losses/Charge-offs."

    Other income, including servicing income and commissions from the sale of Insurance Products, increased 140% to $2.4 million for the year ended December 31, 1995 from $988,000 for the year ended December 31, 1994, primarily due to an increase in servicing income to $2.1 million for the year ended December 31, 1995 from $841,000 for the year ended December 31, 1994. This increase reflects the increased amount of servicing-retained sales of finance receivables by the Company in 1995 and 1994. Insurance Product income was $255,000 in 1995 as compared to $147,000 in 1994.

    Operating expenses increased 101% to $11.3 million for the year ended December 31, 1995 compared to the year ended December 31, 1994. Salaries and related costs increased 92% from the prior year to $5.7 million for the year ended December 31, 1995, due primarily to a substantial increase in the number of employees, normal pay increases and increased benefits costs. The Company's other operating expenses increased 112% to $5.6 million for the year ended December 31, 1995 compared to the year ended December 31, 1994, due to a larger base of owned or serviced finance receivables. Operating expenses as a percentage of average net finance receivables owned or serviced declined to 7.35% for the year ended December 31, 1995 as compared to 10.48% for the year ended December 31, 1994.

    Income tax expense decreased 83% to $197,000 for the year ended December 31, 1995 from $1.2 million for the year ended December 31, 1994. The decrease resulted from a lower level of pretax income in 1995 versus 1994. The effective tax rates on income before income taxes were 37.7% and 22.8% in 1995 and 1994, respectively.

CREDIT LOSS EXPERIENCE

    The Company's credit loss reserves are comprised of three components: nonrefundable acquisition discount; an allowance for credit losses; and, for non-Installment Contracts finance receivables, refundable dealer reserves. The total of allowance for credit losses, nonrefundable acquisition discount and dealer reserves equaled 14.22% and 14.09% of net owned finance receivables at December 31, 1996 and 1995, respectively. The following discussion reflects the Company's increased emphasis on the allowance for credit losses and its reduced emphasis on nonrefundable acquisition discount in establishing credit loss reserves for the Company's Installment Contracts portfolio.

    NONREFUNDABLE ACQUISITION DISCOUNT AND DEALER RESERVES.   In order to
achieve an acceptable rate of return and appropriately reflect credit risks generally associated with the Company's automobile finance business, the Company purchases Installment Contracts from dealers at a discount from their principal amount. The Company negotiates the amount of the discounts with dealers based upon various criteria, including the credit risk associated with the contracts being purchased and market pricing factors. The discount is nonrefundable, is equal to the difference between (a) the total principal amount to be repaid under the Installment Contract and (b) net funds paid to the dealer, and is allocated to the nonrefundable acquisition discount account. As part of the Company's financing of retail installment sales contracts (other than Installment Contracts), refundable dealer reserves may be established to protect the Company from losses associated with such contracts, and are shown as a liability of the Company.

    The following table presents a reconciliation of the changes in nonrefundable acquisition discount and dealer reserves for the years ended December 31, 1996, 1995 and 1994:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------
                                           1996        1995       1994
                                      ------------- ---------- -------------
                                             (DOLLARS IN THOUSANDS)
Balance at January 1,                   $  9,721     $  8,745    $  2,752
Additions applicable to new volume        11,547       30,319      15,576
Payments to dealers                         (833)      (2,077)         --
Accreted to income                            --           --      (1,329)
Reductions applicable to accounts sold    (8,439)      (5,524)     (2,719)
Losses charged, net of recoveries        (10,266)     (21,742)     (5,535)
                                        --------     --------    --------
Balance at end of period                $  1,730     $  9,721    $  8,745
                                        --------     --------    --------
                                        --------     --------    --------

    The substantial decrease in "additions applicable to new volume" from 1995 to 1996 reflects the fact that purchases of Installment Contracts declined and that, unlike in 1994 and 1995, nonrefundable acquisition discount was not increased during 1996 by allocations of contract interest that otherwise would have been recorded as unearned finance charges. SEE "-- Accounting Matters."

    ALLOWANCE AND PROVISION FOR CREDIT LOSSES/CHARGE-OFFS. The Company maintains an allowance for credit losses at a level that management believes adequate to absorb potential losses in its finance receivables portfolio. Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience and delinquency trends using static pool analysis, the value of the underlying collateral and general economic conditions and trends. If the amount of nonrefundable acquisition discount associated with a specific pool of Installment Contracts is determined to be insufficient, in the opinion of management, to absorb projected losses for that pool, a provision for credit losses would be charged against earnings. The Company's general policy is to charge off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days contractually delinquent. The Company has experienced higher charge-off rates during 1996 than during 1995. SEE "-- Results of Operations for the Years Ended December 31, 1996, 1995 and 1994 -- Comparison of 1996 to 1995"

    The following table reflects the Company's allowance for credit losses and provision for credit losses for each of the years ended December 31, 1996, 1995 and 1994:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------------
                                                             1996        1995       1994
                                                       ------------- ---------- -------------
                                                               (DOLLARS IN THOUSANDS)

Balance at beginning of period                            $  10,808    $  1,249    $  1,000
Provision charged to expense                                 13,184       9,538         254
Finance receivables charged off, net of recoveries          (17,946)        (21)         (5)
                                                          ---------    --------    --------
Balance at end of period                                  $   6,046    $ 10,808    $  1,249
                                                          ---------    --------    --------
                                                          ---------    --------    --------
Allowance as a percentage of
 net owned finance receivables at year-end                    11.06%       7.42%       1.58%

    The substantial increase in the allowance for credit losses in 1996 was the result of a $13.2 million provision for credit losses. The substantial increase in the provision for credit losses was due to higher credit losses and the Company not allocating during 1996 any contract interest to non-refundable acquisition discount. SEE "-- Results of Operations for the Years Ended December 31, 1996, 1995 and 1994 -- Comparison of 1996 to 1995" and "--Accounting Matters."

    DELINQUENCIES. The Company monitors delinquencies in the managed finance receivables portfolio to gauge overall credit trends. Managed finance receivables that were 30 days and greater contractually delinquent (net of unearned finance charges) were $16.6 million, $15.2 million and $9.8 million, representing 11.0%, 8.2% and 9.7% of net managed finance receivables, as of December 31, 1996, 1995 and 1994, respectively. The Company attributes the increase in delinquencies in 1996 to a deterioration in overall consumer credit quality trends and the purchase of lower quality Installment Contracts in late 1995 and early 1996. SEE "Business -- Servicing and Collection."

    The following table reflects delinquencies experienced by the Company in its managed finance receivables portfolio as of December 31, 1996, 1995 and 1994:

                                                      AS OF DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
                                                    (Dollars in thousands)
 Net amount outstanding(1) ...................   $151,630  $184,882  $100,620
                                                 --------  --------  --------
 Delinquencies
    30-59 days ...............................   $ 13,256  $ 11,701  $  7,430
    60-89 days ...............................      2,965     3,507     2,434
    90+ days(2) ..............................        396         1        --
                                                 --------  --------  --------
        Total ................................   $ 16,617  $ 15,209  $  9,774
                                                 --------  --------  --------
                                                 --------  --------  --------
Total delinquencies as a percentage of
    net managed finance receivables ..........       11.0%      8.2%      9.7%

-----------------------
(1) Includes Installment Contracts sold or securitized, with servicing retained, by the Company and Other Loans, in each case net of unearned finance charges.

(2) The Company charges off all Installment Contracts and Other Loans greater than 89 days delinquent. The Company charges off all securitized Installment Contracts greater than 120 days delinquent.

    REPOSSESSIONS ON HAND AND CHARGE-OFF EXPERIENCE. Repossessed collateral consists primarily of automobiles and is valued at the lower of cost or market. Repossessions on hand (including titled assets) were valued at $4.2 million (2.8% of net managed Installment Contracts), $4.4 million (2.4% of net managed Installment Contracts), and $666,000 (0.7% of net managed Installment Contracts) at December 31, 1996, 1995 and 1994, respectively. Titled assets included repossessed assets pending recovery (I.E., in respect of a charged-off account, but not yet in the Company's possession) which, effective December 31, 1995, are carried at their estimated fair value, less the estimated costs of disposition. Additionally, accounts charged off as a result of bankruptcy filings are carried as a titled asset at a value based on the terms of the resolution of the bankruptcy. At both December 31, 1996 and 1995, the value of titled assets was approximately $1.6 million.

    The following table reflects charge-offs in the managed finance receivables portfolio as of and for the years ended December 31, 1996, 1995 and 1994:

                                                   As of or for the years ended
                                                            December 31,
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  --------  -------
                                                       (Dollars in thousands)
  Net average principal amount outstanding(1) ..... $172,838  $153,955  $53,719
  Number of accounts charged-off during period ....    6,768     4,990    1,383
  Net charge-offs during period ................... $ 33,878  $ 23,978  $ 5,847
  Net charge-offs as a percentage of average
   net managed principal amount outstanding .......    19.60%    15.57%   10.89%

-------------------------
(1) Includes Installment Contracts sold or securitized, with servicing retained, by the Company and Other Loans, in each case net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its operations through cash flow from operations, borrowings under the Revolving Credit Agreement, proceeds from subordinated indebtedness and from the periodic sale or securitization of Installment Contracts and other finance receivables.

    Net cash provided by (used in) operating activities totaled $(23.7) million, $3.3 million and $11.6 million during the years ended December 31, 1996, 1995 and 1994, respectively. During these periods, the primary source or use of net cash provided by (used in) operating activities has been net income, the net change in the allowance for credit losses, the net change in the nonrefundable acquisition discount account and the amount of net finance receivables charged off.

    Net cash provided by (used in) investing activities totaled $91.0 million, ($67.4 million) and ($54.6 million) during the years ended December 31, 1996, 1995 and 1994, respectively. The Company reduced its need for borrowed funds through the sale of Installment Contracts (net) of $109.4 million, $39.9 million and $19.7 million during the years ended December 31, 1996, 1995 and 1994, respectively. The Company reduced its need for borrowed funds during 1996 by purchasing less finance receivables than in 1995.

    Net cash provided by (used in) financing activities, primarily as a result of borrowings and repayments under the Revolving Credit Agreement, totaled $(68.3) million, $65.3 million and $43.8 million during the years ended December 31, 1996, 1995 and 1994, respectively. SEE the Statements of Cash Flows in the Company's Financial Statements.

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

    During September, 1996, the Company entered into an amendment to the Revolving Credit Agreement that, among other things, reduced the maximum availability under the facility to $90 million at September 30, 1996 and $60 million at December 31, 1996 (this amount declines to $50 million by March, 1997), extended the maturity date to June 30, 1997 and modified certain other terms of the revolving credit facility, including the cost of LIBOR borrowings (which was increased to LIBOR plus 2.5% from LIBOR plus 2.0%). These changes were motivated by, among other things, the Company's breach of financial covenants under the Revolving Credit Agreement and general economic conditions in the sub-prime automobile finance industry. In October, 1996, the Company completed its first securitization, and anticipates relying more heavily upon alternative funding sources, such as securitization financing.

    The Company must comply with customary financial and other covenants under the Revolving Credit Agreement. At December 31, 1996, the Company was in breach of the tangible net worth, interest coverage ratio and subordinated debt limitation covenant under the Revolving Credit Agreement and the interest coverage ratio covenant under its agreements with GECC. The Company has received waivers with respect to these breaches (which, pursuant to the Revolving Credit Agreement, are measured on the last day of each quarter) for all periods through March 31, 1997. The Company expects to remain in violation of these covenants for the near term. The waiver received in respect of the breaches of the Revolving Credit Agreement had the effect of, among other things; (i) reducing the amount of the facility to $50 million;
(ii) reducing the borrowing base, generally, to 82.5% (from 85%) of eligible receivables under the Revolving Credit Agreement; and (iii) under certain circumstances, reducing the borrowing base, generally, to 80% and 75% of eligible receivables.

    No assurance can be given that the Company's lenders and GECC will not take adverse action. The Company is continuing negotiations with its current lenders and alternative lenders to provide financing beyond June 30, 1997.
In any event, the Company anticipates relying more heavily during 1997 and thereafter upon alternative funding sources, such as securitization financing. No assurance can be given that the Revolving Credit Agreement, or an equivalent facility, will be in place beyond June 30, 1997, or that alternative funding transactions will be successfully completed, although management does believe that existing and/or alternative funding sources will continue to provide the Company with sufficient liquidity to maintain existing operations.

    At December 31, 1996, the Company had total debt of $50.8 million as compared to $118.7 million at December 31, 1995 and $52.5 million at December 31, 1994. At December 31, 1996, $28.2 million was available under the Revolving Credit Agreement. SEE Note 6 to the Company's Financial Statements. The following table presents the Company's debt instruments and the weighted average interest rates on such instruments at the dates indicated:


                                                                At December 31,
                                         --------------------------------------------------------------
                                               1996                   1995                   1994
                                         -----------------     ------------------     -----------------
                                         Balance    Rate       Balance     Rate       Balance     Rate
                                         -------    ------     --------    ------     -------     -----
                                                                 (Dollars in thousands)
SENIOR
  Revolving Credit Agreement ........    $31,763     8.05%     $ 99,650     7.89%     $50,790     8.50%
  Loan from affiliated company ......      1,065     6.75%        1,002     6.75%         445     6.75%
SUBORDINATED
  Notes payable .....................     17,978    12.15%       18,045    12.14%       1,293     9.50%
                                         -------               --------               -------
  Total debt ........................    $50,806     9.47%     $118,697     8.52%     $52,528     8.56%
                                         -------               --------               -------
                                         -------               --------               -------

    In May, 1995, through a public offering underwritten by Kemper Securities, Inc. (now EVEREN Securities, Inc.), The Chicago Corporation and Piper Jaffray Inc., the Company issued $17 million of subordinated notes, with a maturity date of May 2005. Interest on the notes accrues at the rate of 10% from the date of their original issuance, and is payable monthly. The rate at which interest accrues under the notes will increase, generally by 25 basis points, each year beginning June 1, 1996. The notes are redeemable by the Company, in whole or in part, beginning on their second anniversary date, with a 1% premium imposed if the notes are redeemed prior to their third anniversary. The Company is required to redeem $750,000 (subject to certain adjustments) of aggregate principal amount of notes (or make corresponding contributions to a sinking fund) on each of the fourth through ninth anniversaries of the notes. The notes were issued under an Indenture that contains financial and operating covenants that restrict, among other things, the Company's ability to pay dividends, to incur additional indebtedness and to engage in certain extraordinary transactions.

    The following table sets forth information with respect to maturities of senior and subordinated debt at December 31, 1996:

                                             Loan from
                              Senior Bank    Affiliated  Subordinated
    Year                    Lines of Credit   Company    Notes Payable    Total
    ----                    ---------------  ----------  -------------   -------
                                        (Dollars in thousands)
    1997 ................       $31,763       $1,065       $   115       $32,943
    1998 ................            --           --            40            40
    1999 ................            --           --           858           858
    2000 ................            --           --           804           804
    2001 ................            --           --           864           864
    Thereafter ..........            --           --        15,296        15,296
                                -------       ------       -------       -------
         Total ..........       $31,763       $1,065       $17,977       $50,805
                                -------       ------       -------       -------
                                -------       ------       -------       -------

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

    The interest rate collars, in an aggregate notional amount of $40 million, protect the Company against increases in the interest rate of its revolving debt when the three-month LIBOR rate exceeds 8%. The Company must make payments to the counterparties to the interest rate collars if three-month LIBOR falls below 5%. The interest rate collars expire in September 2000.

    On October 25, 1996, the Company completed a sale of $35.2 million (net) of Installment Contracts to the Eagle Auto Trust 1996-A, which issued automobile loan-backed certificates. The proceeds that the Company received were used to repay borrowings under the Revolving Credit Agreement. The certificates were sold in three classes: Class A certificates total $30.6 million bearing a 7.45% coupon; the Class B and C certificates each total $2.3 million and bear coupons of 8.50% and 12.75%, respectively.

    In order to meet funding needs, in 1996 the Company sold approximately $64.8 million of net Installment Contracts to GECC under the Asset Purchase Agreement dated as of June 25, 1996, as amended, between the Company and GECC. The agreement provides for the purchase by GECC of Installment Contracts from the Company on a revolving basis of up to a maximum principal amount of $80 million outstanding at any time through June 25, 1997 with an automatic one-year extension through June 25, 1998. The Company also sold approximately $9.6 million of net Installment Contracts to Search Capital in connection with de-emphasizing its Texas operations.

    Total stockholders' equity at December 31, 1996 was $10.3 million as compared to $15.7 million at December 31, 1995. At December 31, 1996, stockholders' equity stated as a percentage of total assets was 16.2% as compared to 11.3% at December 31, 1995.

ACCOUNTING MATTERS

    Historically, the Company recorded, at the time it purchased Installment Contracts, a portion of contract interest (which would otherwise have been recorded as unearned finance charges) as nonrefundable acquisition discount when the credit risk and potential for future losses warranted such an allocation. For 1996, however, the Company did not allocate any portion of contract interest from Installment Contracts purchased during the period to nonrefundable acquisition discount. Instead, the Company established additional reserves for credit losses on its portfolio of Installment Contracts through the recognition of a provision for credit losses that supplemented the balance of nonrefundable acquisition discount. SEE "Credit Loss Experience."

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), issued in March, 1995, requires entities to perform separate calculations for long-lived assets to determine whether recognition of an impairment loss is required and, if so, to measure that impairment. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 121, which has not had any material impact on the Company's financial position or results of operations.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in October, 1995, allows companies to retain the current approach for recognizing stock-based expense in the financial statements; however, companies are encouraged to adopt a new accounting method based on the estimated fair value of employee stock options. Companies that do not elect the new fair value based method will be required to provide expanded disclosures in the footnotes. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company has elected to provide the disclosure alternative provided by SFAS 123.

    As of January 1, 1997, the Company adopted Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Statement No. 125 is effective for transfers and servicing of financial assets and retirements of liabilities occurring after December 31, 1996, and is to be applied prospectively. Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and retirements of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of Statement No. 125 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DESCRIPTION:                                                                    PAGE
-----------                                                                     ----
Independent Auditors' Report...................................................  24

Balance Sheets as of December 31, 1996 and 1995................................  25

Statements of Income for the Years Ended December 31, 1996, 1995 and 1994......  26

Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 1996, 1995 and 1994...............................................  27

Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994..  28

Notes to Financial Statements..................................................  29

                       INDEPENDENT AUDITORS' REPORT



The Board of Directors
Eagle Finance Corp.:

We have audited the accompanying balance sheets of Eagle Finance Corp. (the Company) as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Finance Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in note 7, effective July 21, 1994, the Company changed its tax status by terminating the subchapter S corporation election. Concurrent with this change, the Company adopted the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes."



Chicago, Illinois
March 27, 1997

                              EAGLE FINANCE CORP.
                                BALANCE SHEETS
                       AS OF DECEMBER 31, 1996 AND 1995

                                    ASSETS
                                                          DECEMBER 31,
                                                 -----------------------------
                                                       1996          1995
                                                 --------------- -------------
Finance receivables, net (note 2)................   $54,663,926   $145,718,866
Nonrefundable acquisition discount (note 3)......    (1,443,164)    (9,428,152)
Allowance for credit losses (note 3).............    (6,045,514)   (10,807,835)
                                                    -----------   ------------
                                                     47,175,248    125,482,879
Cash.............................................     1,271,594      2,069,217
Money market investments.........................       552,651        545,000
Prepaid expenses and debt issuance costs.........     1,554,082      1,142,925
Repossessed or titled assets.....................     4,249,443      4,429,140
Income tax receivable............................     4,732,346             --
Deferred income tax benefit (note 7).............     1,004,912      4,136,270
Excess servicing receivable (note 6).............     1,050,590             --
Other assets.....................................     2,176,696      1,253,046
                                                    -----------   ------------
                                                    $63,767,562   $139,058,477
                                                    -----------   ------------
                                                    -----------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt (note 8).............................   $32,827,893   $100,651,557
Subordinated debt (note 8).......................    17,977,720     18,045,298
Accrued interest payable.........................       468,533        502,834
Accrued income tax payable.......................            --        683,144
Accounts payable and accrued liabilities.........     1,893,737      3,180,328
Unearned insurance commissions...................         5,158         46,115
Dealer reserves (note 3).........................       286,783        292,864
                                                    -----------   ------------
Total liabilities................................    53,459,824    123,402,140

Stockholders' equity:
Preferred Stock, authorized 3,000,000 shares,
 none issued.....................................            --             --
Common Stock: $.01 par value, authorized
 10,000,000 shares, issued and outstanding
 4,189,100 shares in 1996 and 1995...............        41,891         41,891
Additional paid-in capital.......................    13,514,422     13,514,422
Retained earnings (deficit)......................    (3,248,575)     2,100,024
                                                    -----------   ------------
Total stockholders' equity.......................    10,307,738     15,656,337
                                                    -----------   ------------
                                                    $63,767,562   $139,058,477
                                                    -----------   ------------
                                                    -----------   ------------


                See accompanying notes to financial statements.

                              EAGLE FINANCE CORP.
                             STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                             YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                        1996          1995          1994
                                                    ------------  ------------  ------------
Interest income:
 Interest and fee income..........................  $26,653,260    $27,100,358   $12,722,601
 Interest expense.................................    9,059,458      8,092,984     2,711,951
                                                    -----------   ------------   -----------
Net interest income...............................   17,593,802     19,007,374    10,010,650
Provision for credit losses (note 3)..............   13,184,278      9,537,949       253,638
                                                    -----------   ------------   -----------
Net interest income after provision for
 credit losses....................................    4,409,524      9,469,425     9,757,012
                                                    -----------   ------------   -----------
Other income:
 Service fee income (note 5)......................    5,107,585      2,119,374       841,242
 Gain on sale of finance receivables, net (note 4)..    611,796             --            --
 Commissions and other............................       65,811        254,853       146,837
                                                    -----------   ------------   -----------
Total other income................................    5,785,192      2,374,227       988,079
                                                    -----------   ------------   -----------
Income before operating expenses..................   10,194,716     11,843,652    10,745,091
Operating expenses:
 Salaries and related costs.......................    8,011,223      5,744,920     2,997,959
 Collection expenses..............................    1,774,186             --            --
 Other operating expenses.........................    6,416,781      5,576,100     2,629,188
                                                    -----------   ------------   -----------
Total operating expenses..........................   16,202,190     11,321,020     5,627,147
                                                    -----------   ------------   -----------
Income (loss) before income taxes.................   (6,007,474)       522,632     5,117,944
Applicable income taxes (note 7)..................     (658,875)       197,187     1,166,804
                                                    -----------   ------------   -----------
Net income (loss).................................  $(5,348,599)  $    325,445   $ 3,951,140
                                                    -----------   ------------   -----------
                                                    -----------   ------------   -----------
Per share data:
 Net income (loss) per common share...............       $(1.28)         $0.08        $1.17
 Weighted average number of common shares
  outstanding.....................................    4,189,100      4,183,490    3,377,973

                     See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                           ADDITIONAL        RETAINED
                                          COMMON STOCK  PAID-IN CAPITAL  EARNINGS (DEFICIT)     TOTAL
                                          ------------  ---------------  ------------------  -----------
Balance at January 1, 1994 . . . . . . .    $24,000       $   566,206       $ 3,497,838      $ 4,088,044
Net income . . . . . . . . . . . . . . .         --                --         3,951,140        3,951,140
Dividends paid . . . . . . . . . . . . .         --                --        (3,956,693)      (3,956,693)
Transfer to paid in capital. . . . . . .         --         2,004,892        (2,004,892)              --
Sale of 1,380,000 shares of
   common stock net of
   offering expenses . . . . . . . . . .     17,800        10,821,339                --       10,839,139
Net deferred taxes on
   termination of subchapter S
   corporation status. . . . . . . . . .         --                --           287,186          287,186
                                            -------       -----------       -----------      -----------
Balance at December 31, 1994 . . . . . .     41,800        13,392,437         1,774,579       15,208,816
Stock options exercised. . . . . . . . .         91            81,809                --           81,900
Tax benefit from stock option
   exercised . . . . . . . . . . . . . .         --            40,176                --           40,176
Net income . . . . . . . . . . . . . . .         --                --           325,445          325,445
                                           --------      ------------       -----------      -----------
Balance at December 31, 1995 . . . . . .     41,891        13,514,422         2,100,024       15,656,337
Net loss . . . . . . . . . . . . . . . .         --                --        (5,348,599)      (5,348,599)
                                           --------      ------------       -----------      -----------
Balance at December 31, 1996 . . . . . .   $ 41,891      $ 13,514,422       $(3,248,575)     $10,307,738
                                           --------      ------------       -----------      -----------
                                           --------      ------------       -----------      -----------


                  See accompanying notes to financial statements.


                                 EAGLE FINANCE CORP.
                               STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                                                      YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------
                                                                                  1996           1995        1994
                                                                            -------------    ----------  -----------
Cash flows from operating activities:
  Net income (loss)                                                         $  (5,348,599)   $  325,445  $ 3,951,140
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses                                              13,184,278     9,537,949      253,638
      Net finance receivables (charge-offs) recoveries against allowance      (17,946,599)       21,086       (4,838)
      Decrease (increase) in:
        Prepaid expenses                                                         (200,451)      (77,175)      24,635
        Repossessed or titled assets                                              179,697    (3,762,715)    (519,400)
        Excess servicing receivable                                            (1,050,590)           --           --
        Other assets                                                             (923,650)     (953,062)    (188,755)
        Income tax receivable                                                  (4,732,346)           --           --
        Deferred tax                                                            3,131,358    (3,777,229)    (359,041)
      Increase (decrease) in:
        Accrued interest                                                          (34,301)      383,405       95,418
        Accrued income tax                                                       (683,144)      442,839      204,305
        Accounts payable and accrued liabilities                               (1,286,591)      209,724    2,113,226
        Unearned insurance commissions                                            (40,957)      (57,782)      35,353
        Dealer reserves                                                            (6,081)      218,936       72,012
        Nonrefundable acquisition discount                                     (7,984,988)      757,032    5,921,787
                                                                            -------------    ----------  -----------
Net cash provided by operating activities                                     (23,742,964)    3,268,453   11,599,480
                                                                            -------------    ----------  -----------
Cash flows from investing activities:
   Purchase of Investments                                                         (7,651)     (545,000)          --
   Proceeds from bulk sale/securitization of vehicle retail
     installment notes                                                        109,329,697    39,869,544   19,670,548
   Principal collected on finance receivables                                  44,570,359    37,299,405   17,235,081
   Finance receivables originated or acquired (net of write-offs)             (62,845,116) (144,023,772) (91,472,593)
                                                                            -------------    ----------  -----------
Net cash provided by (used in) investing activities                            91,047,289   (67,399,823) (54,566,964)
                                                                            -------------    ----------  -----------
Cash flows from financing activities:
   Proceeds from draws on bank lines                                           48,471,793   602,004,545   64,380,468
   Repayments of borrowings                                                  (116,359,075) (553,144,545) (27,820,468)
   Debt to affiliate                                                               63,618       555,745     (304,482)
   Proceeds from issuance of other debt                                           103,731    17,140,482      444,931
   Repayment of other debt                                                       (171,309)     (387,790)     (94,570)
   Debt issuance costs                                                           (210,706)     (945,311)      25,624
   Dividends paid                                                                      --            --   (3,956,693)
   Deferred tax credit to additional paid in capital                                   --            --      287,186
   Sale of common stock, net of offering expenses                                      --            --   10,839,139
   Stock options exercised                                                             --        81,900           --
   Tax benefit from stock options exercised                                            --        40,176           --
                                                                            -------------    ----------  -----------
Net cash provided by (used in) financing activities                           (68,101,948)   65,345,202   43,801,135
                                                                            -------------    ----------  -----------
Cash, net change                                                                 (797,623)    1,213,832      833,651
Cash at beginning of period                                                     2,069,217       855,385       21,734
                                                                            -------------    ----------  -----------
Cash at end of period                                                        $  1,271,594  $  2,069,217   $  855,385
                                                                            -------------    ----------  -----------
                                                                            -------------    ----------  -----------
Supplemental disclosures of cash flow information - cash paid during the period for:
        Interest                                                             $  9,093,759  $  7,712,731   $2,527,799
        Income taxes and Illinois replacement tax                            $  1,625,282  $  3,260,500   $1,026,000


                  See accompanying notes to financial statements.

                                EAGLE FINANCE CORP.
                            NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1996, 1995, AND 1994


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

    Eagle Finance Corp. (the Company) provides consumer finance services under the name "Eagle Finance." Since 1988 the Company has focused its activities on the business of purchasing installment contracts originated by franchised and independent car dealers, generally referred to as indirect consumer lending. Indirect auto financing currently represents over 99% of the Company's receivables base.

INCOME ON FINANCE RECEIVABLES

    The Company recognizes finance charges on the interest (actuarial) method. Under this method, interest is earned over the lives of the loans to produce constant rates of interest (yields). The accrual of interest income on direct loans is suspended when no payments have been received for 90 days or more. Interest accrual on finance leases and retail installment notes is suspended when they become 90 days or more contractually delinquent.

SERVICING INCOME

    The Company recognizes servicing income as received over the life of the related receivables based upon a percentage of receivables outstanding. The Company is also eligible to receive bonus servicing fees based on portfolio performance. In accordance with the Company's accounting policy, bonus servicing income is recognized as earned.

GAIN ON SALE OF FINANCE RECEIVABLES

    Gains or losses are determined based upon the difference between the sales proceeds for the portion of Installment Contracts sold and the Company's recorded investment in the Installment Contracts sold. The Company allocates the recorded investment in the Installment Contracts between the portion of the Installment Contracts sold and the portion retained based on the relative fair values of those portions on the date of sale.

NONREFUNDABLE ACQUISITION DISCOUNT

    As part of the Company's financing of vehicle secured retail installment notes, the difference between (i) the total principal amount to be repaid under the notes and (ii) the net funds advanced to the dealer is recorded as a nonrefundable acquisition discount and is available to the Company to absorb charges related to repossession and reconditioning expenses and other losses of principal that may arise in connection with defaulted retail installment notes. Prior to 1996, the Company, based on its credit loss analysis, allocated to nonrefundable acquisition discount, at the time it purchased vehicle secured retail installment notes, amounts that would otherwise have been recorded as unearned finance charges.

EXCESS SERVICING RECEIVABLE

    Excess servicing receivable (ESR) represents the Company's subordinated interest in the Eagle Auto Trust 1996-A (the "Trust"). The excess servicing receivable is equal to the present value of estimated future collections and recoveries on the finance receivables sold to the Trust less the present value of required principal and interest payments to the investors, base servicing fees payable to the Company and certain other fees. The calculation of excess servicing receivable includes estimates of future credit losses and prepayment rates for the remaining term of the finance receivables sold, since these factors impact the amount and timing of future collections and recoveries on the pool of finance receivables.
                                29

To the extent that actual performance of the finance receivables results in less excess cash flows than the Company estimated, ESR will be adjusted through a charge to operations. Favorable credit loss and prepayment experience compared to the Company's estimates would result in additional servicing fee income. The excess servicing receivable is amortized using the interest method against realized excess servicing fee income.

DEALER RESERVES

    As part of the Company's financing of secured retail installment notes, refundable dealer reserves are established to protect the Company from potential losses associated with such notes. A portion of the proceeds from these retail installment notes are retained by the Company and are available to the Company to charge losses on related receivables against. The amount of reserves is based upon various criteria, one of which is the credit risk associated with the secured retail installment notes.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is maintained by direct charges to operations in amounts that are intended to provide adequate reserves on the Company's finance receivables portfolio to absorb possible credit losses in the foreseeable future in excess of the nonrefundable acquisition discount and refundable dealer reserves with respect to the Company's finance receivables.

    In connection with its periodic review of credit loss experience and delinquency trends using static pool analysis, management evaluates the adequacy of the allowance for credit losses. If nonrefundable acquisition discount and refundable dealer reserves associated with an individual pool of installment contracts are deemed insufficient in comparison to the amount management believes necessary to absorb projected losses on that pool's vehicle secured installment notes that are expected to become impaired in the foreseeable future, a provision for credit losses would be charged against earnings.

    The Company's general policy is to charge off delinquent loans, retail or direct, and finance leases (net of unearned finance charges) when they are deemed uncollectible and, in any event, to charge off monthly accounts prior to their becoming 90 days contractually delinquent.

REPOSSESSED OR TITLED ASSETS

    Repossessed collateral and titled assets are valued at the lower of cost or estimated net realizable value.

INSURANCE COMMISSIONS

    Commissions on credit life and credit accident and health insurance are taken into income over the average terms of the related policies on the sum of the digits method. Property insurance, auto club, vehicle warranties, and other insurance commissions are taken into income when written.

TAXES

    Effective July 21, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Prior to that date, the Company had maintained subchapter S corporation status under the Internal Revenue Code. As such, the Company's taxable income was included in the individual income tax returns of its shareholders for federal and state purposes.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas which are subject to estimation techniques most significantly include the allocation of unearned finance charges to nonrefundable acquisition discount (which allocations did not occur at all during 1996) and the determination of the level of the allowance for credit losses. Actual results could differ from these estimates.

(2) FINANCE RECEIVABLES

    Finance receivables as of December 31, 1996 and 1995 consisted of the following:

                                             1996              1995
                                        ------------      ------------
Retail installment notes:
  Vehicle .......................       $ 73,038,666      $198,589,885
  Other .........................             43,620            86,885
Direct installment loans:
  Interest-bearing ..............            317,218           305,962
  Discount-basis ................            131,793            39,906
Finance leases ..................             25,582            79,182
                                        ------------      ------------
Total ...........................         73,556,879       199,101,820
                                        ------------      ------------
Unearned finance charges ........        (18,892,954)      (53,382,954)
                                        ------------      ------------
Finance receivables, net ........       $ 54,663,926      $145,718,866
                                        ------------      ------------
                                        ------------      ------------

    Direct installment loans are originated by the Company. Retail vehicle secured installment notes are purchased without recourse. Certain retail secured installment notes are purchased on a recourse basis to the extent of available dealer reserve balances. As a result of the Company's policy to charge-off accounts prior to their becoming 90 days past-due, no accounts were on nonaccrual status at December 31, 1996 or 1995.

    Direct installment loans are generally collateralized by household goods, vehicles, or real estate, with maximum terms of 60 months for interest-bearing loans and 84 months for discount-basis loans. Finance leases, all discount basis, are generally collateralized by office and industrial equipment with maximum terms of 60 months. Retail installment notes, discount basis and interest bearing, arise principally from the sale of new and used vehicles, and generally have a maximum term of 60 months.

    Net outstanding vehicle retail installment notes serviced, but not owned, by the Company totaled $96,965,804, $39,163,574 and $21,755,509 at December
31, 1996, 1995 and 1994, respectively.

    The following table reflects delinquencies experienced by the Company in its finance receivables portfolio as of December 31, 1996, 1995 and 1994:

                                                    As of December 31,
                                        ---------------------------------------
                                              1996          1995          1994
                                        -----------   ------------  -----------
  Net amount outstanding .............  $54,663,926   $145,718,866  $78,864,043
                                        -----------   ------------  -----------
  Delinquencies
    30-59 days .......................  $ 5,900,287   $ 10,073,834  $ 6,322,833
    60-89 days .......................      885,178      3,000,299    2,305,890
                                        -----------   ------------  -----------
      Total ..........................  $ 6,785,465   $ 13,074,133  $ 8,628,723
                                        -----------   ------------  -----------
                                        -----------   ------------  -----------
Total delinquencies as a percentage
  of net finance receivables .........        12.4%           9.0%        10.9%

         Contractual maturities of retail and direct installment loan receivables by year are not readily available. The Company's experience has shown that the average life of the Company's finance receivables is substantially less than the average original contract term of such receivables due to the amount of payoffs and repossessions that occur prior to contract maturity.

    A summary of principal cash collections is provided below:

                                                                 1996             1995
                                                              -----------     -----------
Retail installment notes:
  Interest bearing loans:
    Principal cash collections .............................  $ 2,160,046     $   619,232
    Principal cash collections as a percentage
      of average net outstanding balances ..................           46%             26%
  Discount basis loans:
    Principal cash collections other .......................  $42,022,211     $36,227,153
    Principal cash collections other as a percentage
      of average net outstanding balances ..................           38%             30%
Direct installment loans:
  Principal cash collections ...............................  $   339,931     $   384,537
  Principal cash collections as a percentage of average
    net outstanding balances ...............................           98%             98%
Finance leases:
  Principal cash collections ...............................  $    48,171     $    68,483
  Principal cash collections as a percentage of average
    net outstanding balances ...............................          111%             85%

    No dealer accounted for more than 8% of vehicle retail installment notes purchases during 1996.

(3) ALLOWANCE FOR CREDIT LOSSES, NONREFUNDABLE ACQUISITION DISCOUNT, AND DEALER RESERVES

    Changes in the allowance for credit losses for the years ended December 31, 1996, 1995, and 1994 were as follows:

Balance at January 1, 1994. . . . . . . . . . .      $ 1,000,000
  Provision for credit losses. . . . . . . . .           253,638
  Losses charged off . . . . . . . . . . . . .          (118,198)
  Recoveries     . . . . . . . . . . . . . . .           113,360
                                                     -----------
Balance at December 31, 1994. . . . . . . . . .      $ 1,248,800
  Provision for credit losses. . . . . . . . .         9,537,949
  Losses charged off . . . . . . . . . . . . .          (174,841)
  Recoveries     . . . . . . . . . . . . . . .           195,927
                                                     -----------
Balance at December 31, 1995. . . . . . . . . .      $10,807,835
  Provision for credit losses. . . . . . . . .        13,184,278
  Losses charged off . . . . . . . . . . . . .       (18,028,677)
  Recoveries     . . . . . . . . . . . . . . .            82,078
                                                     -----------
Balance at December 31, 1996. . . . . . . . . .      $ 6,045,514
                                                     -----------
                                                     -----------

    Changes in nonrefundable acquisition discount and dealer reserves for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                   NONREFUNDABLE    REFUNDABLE
                                                    ACQUISITION       DEALER
                                                      DISCOUNT       RESERVES
                                                    ------------   ------------
Balance at January 1, 1994. . . . . . . . . . .     $  2,749,333   $      1,916
  Additions applicable to new volume. . . . . .       15,485,109        477,630
  Accreted to income. . . . . . . . . . . . . .       (1,328,515)            --
  Payments to dealers . . . . . . . . . . . . .               --       (385,240)
  Accounts sold . . . . . . . . . . . . . . . .       (2,719,457)            --
  Losses charged, net of recoveries . . . . . .       (5,515,350)       (20,378)
                                                    ------------   ------------
Balance at December 31, 1994. . . . . . . . . .     $  8,671,120   $     73,928
  Additions applicable to new volume. . . . . .       28,023,470      2,295,776
  Payments to dealers . . . . . . . . . . . . .               --     (2,076,840)
  Accounts sold . . . . . . . . . . . . . . . .       (5,524,932)            --
  Losses charged, net of recoveries . . . . . .      (21,741,506)            --
                                                    ------------   ------------
Balance at December 31, 1995. . . . . . . . . .     $  9,428,152   $    292,864
  Additions applicable to new volume. . . . . .       10,720,447        826,220
  Payments to dealers . . . . . . . . . . . . .               --       (832,301)
  Accounts sold . . . . . . . . . . . . . . . .       (8,439,100)           --
  Losses charged, net of recoveries . . . . . .      (10,266,335)           --
                                                    ------------   ------------
Balance at December 31, 1996. . . . . . . . . .     $  1,443,164   $   286,783
                                                    ------------   ------------
                                                    ------------   ------------

    The additions applicable to new volume include allocations, at the time of Installment Contract purchases, of contract interest that would otherwise have been recorded as unearned finance charges of $0, $9,815,829 and $5,048,720 for 1996, 1995 and 1994, respectively.

    Total charge-offs as a percentage of average net finance receivables were 24.16%, 17.98% and 11.64% for 1996, 1995 and 1994, respectively.

(4) SALE OF RECEIVABLES

    On February 26, 1996, June 25, 1996, October 18, 1996 and December 20, 1996, the Company sold to GECC portfolios of net vehicle retail installment notes aggregating $12.8 million, $21.5 million, $17.0 million and $13.6 million, respectively. On March 31, 1995 and September 18, 1995, the Company sold to GECC portfolios of net vehicle retail installment notes aggregating $19.0 million and $25.3 million, respectively. The purchaser will earn a fixed spread over the two-year U.S. Treasury bill rate at the time of sale. The purchaser retained 10% of the purchase price at the time of sale as a reserve for losses. The holdback has been reflected as a reduction of nonrefundable acquisition discount. The Company maintained servicing of the portfolios and receives an annualized base servicing fee equal to 3% of net outstandings from the seller. The Company is eligible to receive additional bonus servicing fees based on portfolio performance, as reflected in Notes 5 and 6 below.

    On October 25, 1996, the Company completed the securitization of approximately $35.2 million (net) of Installment Contracts through a transaction agented by Greenwich Capital Markets, Inc. The transaction was structured to create three classes of certificates, which were rated by Duff & Phelps Credit Rating Co. and Fitch Investors Service L.P. The Class A certificates total $30.6 million bearing a 7.45% coupon; the Class B and C certificates each total $2.3 million and bear coupons of 8.50% and 12.75%, respectively. The Class B and Class C certificates are subordinated to the Class A certificates. A 4% cash reserve was established at the time of the sale as a reserve for losses. The reserve builds to 9% as excess cash is available. At December 31, 1996, the amount of restricted cash and deferred assets was $1,681,317. The Company recognized a gain on the transaction of $611,796, net of related transactions costs of $749,487. The Company capitalized the excess servicing rights on the Installment Contracts securitized. Servicing fees are reported as income when earned, net of related amortization of retained servicing rights. The Company maintained servicing of the portfolios and receives an annualized base servicing fee equal to 3% of net outstandings from the seller. The Company is eligible to receive additional excess servicing fees based on portfolio performance, as reflected in Notes 5 and 6 below.

    On September 27, 1996, the Company sold approximately $9.6 million (net) of Texas-originated Installment Contracts to Search Capital Group, Inc. ("Search Capital"). This Installment Contract sale reflects the Company's deemphasis of its Texas operations. The Company did not retain servicing of the Installment Contracts sold to Search Capital. No gain was recorded as the sales price approximated book value.

(5) SERVICING

    Servicing fees are reported as income when earned, net of related amortization of excess servicing. Servicing costs are charged to expense as incurred. Servicing fees for the periods shown included the following components:

                                                     YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1996         1995        1994
                                              ----------   ----------   --------
Base servicing fees  . . . . . . . . . . .    $1,712,437   $1,009,560   $165,267
Bonus/excess servicing fees. . . . . . . .     3,705,841    1,109,814    675,975
Amortization of excess servicing . . . . .      (310,693)          --         --
                                              ----------   ----------   --------
Net servicing fees . . . . . . . . . . . .    $5,107,585   $2,119,374   $841,242
                                              ----------   ----------   --------
                                              ----------   ----------   --------

     At December 31, 1996, the Company was in violation of certain covenants relating to a purchase and servicing agreement with a third-party purchaser. The Company obtained waivers for the covenant breaches through April 1, 1997. Should the Company remain in violation of these covenants beyond April 1, 1997, the purchaser, at its option, could terminate the agreement, which would result in a loss of future servicing and bonus servicing income.

(6) EXCESS SERVICING RECEIVABLE (ESR)

    The following table summarizes ESR activity for the periods shown:

                                                     Year ended December 31,
                                              ----------------------------------
                                                 1996         1995        1994
                                              ----------   ----------   --------
Balance at beginning of period . . . . . .    $       --   $       --   $     --
Additions to ESR   . . . . . . . . . . . .     1,361,283           --         --
Amortization of ESR  . . . . . . . . . . .      (310,693)          --         --
                                              ----------   ----------   --------
Balance, end of period . . . . . . . . . .    $1,050,590   $       --   $     --
                                              ----------   ----------   --------
                                              ----------   ----------   --------

(7)  INCOME TAXES

    Total income tax expense (benefit) reported in the statements of income for the years ended December 31, 1996, 1995 and 1994 included the following components:

                                             1996          1995         1994
                                          -----------   -----------  ----------
Current:
  Federal  . . . . . . . . . . . . . .    $(3,368,177)  $ 3,466,929  $1,057,472
  State. . . . . . . . . . . . . . . .       (422,056)      507,487     181,188
                                          -----------   -----------  ----------
  Total. . . . . . . . . . . . . . . .     (3,790,233)    3,974,416   1,238,660
                                          -----------   -----------  ----------
Deferred:
  Federal. . . . . . . . . . . . . . .      2,624,758    (3,303,132)    (62,837)
  State. . . . . . . . . . . . . . . .        506,600      (474,097)     (9,019)
                                          -----------   -----------  ----------
  Total. . . . . . . . . . . . . . . .      3,131,358    (3,777,229)    (71,856)
                                          -----------   -----------  ----------
Total income tax expense (benefit) . .    $  (658,875)  $   197,187  $1,166,804
                                          -----------   -----------  ----------
                                          -----------   -----------  ----------

    Temporary differences, which represent the difference between the amounts reported in the financial statements and the tax bases of assets and liabilities, result in deferred taxes. Deferred tax assets and liabilities at December 31, 1996 and 1995, were as follows:

                                                        1996           1995
                                                     ----------     ----------
    Gross deferred tax assets:
         Allowances for credit losses. . . . . .     $2,350,496     $4,202,086
         Deferred income . . . . . . . . . . . .          2,005         17,930
         State net operating loss. . . . . . . .        129,870             --
         Other . . . . . . . . . . . . . . . . .        148,023         39,565
                                                     ----------     ----------
    Gross deferred tax assets. . . . . . . . . .      2,630,394      4,259,581
    Valuation allowance. . . . . . . . . . . . .     (1,563,826)            --
                                                     ----------     ----------
    Subtotal . . . . . . . . . . . . . . . . . .      1,066,568      4,259,581
                                                     ----------     ----------
    Gross deferred tax liabilities:
         Accrued finance charges . . . . . . . .         61,184        122,367
         Other . . . . . . . . . . . . . . . . .            472            944
                                                     ----------     ----------
    Gross deferred tax liabilities . . . . . . .         61,656        123,311
                                                     ----------     ----------
    Net deferred tax assets. . . . . . . . . . .     $1,004,912     $4,136,270
                                                     ----------     ----------
                                                     ----------     ----------

    A valuation allowance of $1,563,826 has been established at December 31, 1996 against the deferred tax assets because of the uncertainty surrounding the realization of these tax assets.

    The differences between the statutory federal income tax rate of 34% and the effective tax rate for the year ended December 31, 1996, 1995 and 1994 are as follows:


                                                              1996         1995       1994
                                                            --------     --------    -------
Statutory federal income tax rate........................    (34.0%)       34.0%      34.0%
Decrease in tax resulting from S corporation net income..        --           --     (14.4%)
Change in valuation allowance for deferred
    tax assets ..........................................     26.0%           --         --
State income taxes, less benefit of federal
    income tax deduction ................................     (2.4%)        4.2%       2.2%
Other, net ..............................................     (0.6%)       (0.5%)      1.0%
                                                            --------     --------    -------
Effective tax rate ......................................    (11.0%)       37.7%      22.8%
                                                            --------     --------    -------
                                                            --------     --------    -------


    Prior to July 21, 1994, the Company, for tax reporting purposes, had elected subchapter S corporation status under the Internal Revenue Code. As such, the Company's shareholders, not the Company, paid taxes on the Company's taxable income. Effective July 21, 1994, the Company changed its tax status by terminating its subchapter S corporation election. As a result of this change, the Company now pays taxes on its taxable income. Under Statement of Financial Accounting Standards No. 109, the Company recognized the effect of the change in its tax status by establishing a net deferred tax asset of $287,186. The effect of the change in tax status has been recognized in the statement of changes in stockholders' equity for the year ended December 31, 1994.

(8) DEBT


    Debt on December 31, 1996 and 1995 consisted of the following:

                                                                                   1996          1995
                                                                               ------------   ------------
Senior debt:
  Revolving credit facility, expiring June 30, 1997.........................   $ 31,762,718   $ 99,650,000
  Debt to affiliate ........................................................      1,065,175      1,001,557
                                                                               ------------   ------------
    Total senior debt ......................................................     32,827,893    100,651,557
                                                                               ------------   ------------
Subordinated debt:
    10.25%, RISRS due June 1, 2005 (0.25% increase per year through
    maturity)...............................................................     16,990,000     17,000,000
    7.00% to 10.75% Private Placement Notes with various maturities
    through August 1, 2004 .................................................        781,159        741,972
    7.00% to 11.00% Long Term Notes with various maturities through
    August 1, 2006 .........................................................        206,561        303,326
                                                                               ------------   ------------
      Total subordinated debt ..............................................     17,977,720     18,045,298
                                                                               ------------   ------------
      Total debt ...........................................................   $ 50,805,613  $ 118,696,855
                                                                               ------------   ------------
                                                                               ------------   ------------


    The senior and subordinated debt agreements contain provisions relating to the maintenance of consolidated net worth, as defined in such agreements, limitations on borrowings, the payment of cash dividends, and acquisitions of the Company's capital stock. At December 31, 1996, consolidated net worth, as defined in the Company's revolving credit agreement, was $10,307,738, which was below the minimum requirement of $14,714,023. Additionally, the Company was in violation of other covenants, including interest coverage and subordinated debt limitations. The Company's lenders have either provided waivers through the term of their agreement or reduced the minimum requirements for the limitations. The Company expects to remain in violation of the interest coverage ratio, consolidated net worth and subordinated debt limitation covenants for the near term. Based on its discussions with its existing lenders, management expects no adverse actions by its lenders regarding the Company's breach, although there can be no assurance in this regard.

    The Company is negotiating with its existing lenders to obtain financing beyond the June 30, 1997 maturity of the revolving credit agreement. No assurance can be given that these pursuits will be successful or that the Company will be able to replace the revolving credit agreement on terms acceptable to the Company, although management believes that alternative funding sources or greater reliance upon securitizations and loan sales will provide the Company with sufficient liquidity to maintain its existing operations.

    The Company has pledged its $552,651 money market investments as cash collateral at December 31, 1996 in accordance with the requirements of the revolving credit agreement. The cash collateral may be utilized by the agent bank under the revolving credit agreement for the purpose of making interest payments on the RISRS (as defined below) in the event of a default under the Indenture for the RISRS.

    The revolving credit agreement is an agented facility with nine banks. The total available under the revolving credit agreement was $60,000,000 (which amount declines to $50,000,000 by March 1997) of which $31,762,718 was outstanding at December 31, 1996. The credit facility provides for interest at floating rates, at the Company's option, either equal to the reference bank's prime rate or 2.5% above LIBOR rate. The weighted average interest rate paid on outstanding borrowings were 8.05% and 7.89% at December 31, 1996 and 1995, respectively. The revolving credit agreement matures on June 30, 1997. On December 31, 1996, the Company had unused bank commitments in the amount of $28,237,282. The Company pays a commitment fee equal to 3/8% of the unused portion of the agreement. Substantially all of the Company's finance receivables have been pledged to secure debt outstanding under the revolving credit agreement.

    The unsecured debt to affiliate is due on demand and bore a 6.75% interest rate on December 31, 1996.

    On May 5, 1995, the Company completed a public offering of $17,000,000 of its Subordinated Notes due 2005 (the "Notes"). The Notes were priced at par and the net proceeds to the Company were approximately $16.3 million.
The Notes, known as Rising Interest Subordinated Redeemable Securities ("RISRS"), bear an interest rate, payable monthly, of 10% per annum, which rate increased 0.25% on June 1, 1996 and will increase 0.25% each June 1st thereafter through June 1, 2003. During the last year of their term, following a 0.50% increase in the interest rate on June 1, 2004, the Notes will bear an interest rate of 12.50% per annum. The Company may at its option redeem the RISRS, in whole or in part, on or after June 1, 1997. From June 1, 1997 through May 31, 1998 the redemption price would be 101% of the principal amount, and on or after June 1, 1998, the redemption price would be 100% of the principal amount. Annual interest on the notes is expensed using the level yield method. In 1996, the effective rate on the notes was 12.15%. Other than the early redemption option, no conditions existed at December 31, 1996 that would cause acceleration of amounts owing under the RISRS.

    The Company has periodically offered subordinated debt pursuant to a private placement which was intended to qualify as a non-public offering under Regulation D promulgated by the SEC under the Securities Act of 1933. The total subordinated notes issued pursuant to the private placement and outstanding on December 31, 1996 was $781,159; these notes have interest rates from 7.00% to 10.75% with various maturities through August 1, 2004. The Company has other subordinated long term notes outstanding at December 31, 1996 totaling $206,561; these notes have interest rates from 7.00% to 11.00% with various maturities through August 1, 2006.

    The subordinated notes are subordinate to the Company's senior debt and rank equally with "RISRS" issued during 1995.

    The aggregate minimum annual maturities of total debt (excluding bank lines of credit and debt to affiliate) at December 31, 1996 are:

         YEAR                                          AMOUNT
         ----                                        ----------
         1997 ..................................... $   115,425
         1998 .....................................      40,445
         1999 .....................................     857,805
         2000 .....................................     804,253
         2001 .....................................     863,829
         2002 and beyond ..........................  15,295,963
                                                    -----------
           Total .................................. $17,977,720
                                                    -----------
                                                    -----------

(9) DERIVATIVE FINANCIAL INSTRUMENTS

    In connection with its asset/liability management program and in the normal cause of business, the Company enters into transactions involving derivative financial instruments. These instruments are used to manage the Company's exposure to fluctuations in interest rates. The Company has only limited involvement with derivative financial instruments (consisting of interest rate caps, collars and floors ranging in maturity from three to five years, and totaling $55 million in notional principal amount) and does not use them for trading purposes.

    Interest rate cap and collar agreements are used to reduce the potential impact of increases in interest rates on floating-rate, short-term debt. At December 31, 1996 and 1995, the Company was a party to a $15 million interest rate cap agreement which entitles the Company to receive payments from a counterparty whenever, and based upon the amount by which, the three-month LIBOR rate exceeds 10.5%. At December 31, 1996, the Company was a party to four interest rate collar agreements totaling $40 million. These agreements entitle the Company to receive payments from counterparties whenever, and based upon the amount by which, the three-month LIBOR rate exceeds 8%. The interest rate collar agreements require the Company to make payments to the counterparties whenever, and based upon the amount by which, the three-month LIBOR rate is less than 5%.

    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. Premiums paid for interest rate caps and collars are amortized into interest expense over the term of the instrument. Interest expense will be reduced (increased) on a current basis if payments are received (paid) under these instruments.

(10) DIVIDEND RESTRICTIONS

    Payment of dividends by the Company are subject to certain limitations in the various debt agreements and the revolving credit facility. Under the most restrictive provisions of these agreements, no amount of retained earnings of the Company were available for distribution at December 31, 1996.

(11) STOCK OPTIONS

    Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in the manner that allows the Company to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

    Under the terms of the Company's 1994 Stock Incentive Plan, as amended, 600,000 shares of Common Stock were reserved for future granting of options to key individuals providing services to the Company as well as non-employee directors. The plan generally provides for options to be granted, become exercisable, and terminate upon terms established by a committee of the Board of Directors. Options granted to non-employee directors have ten year terms and vest and became fully exercisable at the end of two years of service. Options granted to personnel with beneficial ownership of more than 5% of the Company's common stock have five year terms and vest and become fully exercisable at the end of three to four years of service. Options granted to remaining personnel have ten year terms and vest and become fully exercisable at the end of three to five years of service. Options are issued at fair value on the date of grant and, accordingly, no compensation cost is recognized for stock options in the accompanying financial statements.

    At December 31, 1996, there were 122,100 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.92 and $6.46, respectively, on the date of the grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.29%, a volatility factor of the expected market price of the Company's common stock of .463 and an expected life of 4.6 years; 1995 - expected dividend yield 0%, risk-free interest rate of 6.52%, a volatility factor of the expected market price of the Company's common stock of .463 and an expected life of 4.5 years.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                         1996           1995
                                                    -------------   -----------
Net income                   As reported            $ (5,348,599)    $ 325,445
                             Pro forma              $ (5,367,766)    $ 175,819

Earnings per share           As reported                  $(1.28)        $0.08
                             Pro forma                    $(1.28)        $0.04

    Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods detailed above and compensation cost for options granted prior to January 1, 1995 is not considered.

    Stock option activity during the periods indicated is as follows:

                                    NUMBER OF SHARES         WEIGHTED-AVERAGE EXERCISE PRICE
                                    ----------------         -------------------------------
Balance at July 1, 1994............           --                            --
    Granted........................      233,000                        $ 9.49

Balance at December 31, 1994.......      233,000                          9.49
    Granted .......................      215,000                         14.94
    Exercised .....................       (9,100)                         9.00
    Forfeited / Surrendered .......       (2,000)                        14.25
    Expired .......................           --                            --
                                        --------                        ------
Balance at December 31, 1995 ......      436,900                         12.16
    Granted .......................      248,000                          6.63
    Exercised .....................           --                            --
    Forfeited / Surrendered .......     (207,000)                        14.64
    Expired .......................           --                            --
                                        --------                        ------
Balance at December 31, 1996 ......      479,900                        $ 8.25
                                        --------                        ------
                                        --------                        ------

    At December 31, 1996, the range of exercise prices and the weighted-average remaining contractual life of outstanding options was $5.75 to $14.50 and 6.6 years, respectively.

    At December 31, 1996 and 1995, the number of options exercisable was 157,162 and 74,828, respectively, and the weighted-average exercise price of those options was $10.12 and $9.97, respectively.

(12)     COMMITMENTS AND CONTINGENCIES

         Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, are as follows:

                        EQUIPMENT AND
                          LEASEHOLD
                         IMPROVEMENTS           OFFICE LEASES             TOTAL
                        -------------           -------------             -----
 1997                     $1,104,245               $368,289             $1,472,534
 1998                        597,141                162,760                759,901
 1999                         51,232                 93,122                144,354
 2000                             --                 95,474                 95,474
 2001                             --                     --                     --
 2002 and beyond                  --                     --                     --
                          ----------               --------             ----------
                          $1,752,618               $719,645             $2,472,263
                          ----------               --------             ----------
                          ----------               --------             ----------

    It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred. Office space and equipment rental expenses for the years ended December 31, 1996, 1995, and 1994 were $1,495,471, $1,199,046 and $346,258, respectively.

    The Company is involved in litigation in the normal course of business. The Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

(13)     EMPLOYEE BENEFITS

    The Company offers no post-retirement or post-employment benefits to its employees other than those available under its Section 401(k) Profit Sharing Plan. The Company's defined contribution retirement plan provides for base contributions by the Company of 3% of compensation and a 100% matching contribution by the Company of an additional 2% of the contributing employee's compensation. Employee contributions are limited to 15% of compensation. The total expense for the plans for the years ended December 31, 1996, 1995 and 1994 was $95,395, $94,476 and $65,882, respectively.

(14)     RELATED-PARTY TRANSACTIONS

    Effective January 1, 1994, the Company and certain affiliates entered into an Intercompany Services Agreement, as amended. The agreement provides for the Company to render specified accounting and administrative services to the affiliates for a monthly fee which approximates the Company's cost of rendering such services. For the year ended December 31, 1996, 1995 and 1994, fees totaling $137,588, $157,252 and $200,400, respectively, are included in interest and fee income in the statement of income.

    The Company terminated the lease agreement without penalty on October 6, 1995, for space in an office building owned by Upland Farms, a general partnership (an affiliate). The total rent paid by the Company to Upland Farms during each of the years 1996, 1995 and 1994 was $0, $55,758 and $96,756, respectively, for 9,733 total square feet of space (average $10 per square foot).

    The Company had outstanding senior debt in the amount of $1,065,175 and $1,001,557 at December 31, 1996 and 1995, respectively, held by Prominent Mortgage (an affiliate) as discussed in footnote (6), Debt.

    The Company leases furniture and computer equipment from Wonderlic Personnel Test, Inc. (an affiliate), pursuant to a Master Lease Agreement. Payments under that agreement (and any related predecessor agreements) were $1,075,340, $850,293 and $95,210 for the years ending December 31, 1996, 1995 and 1994, respectively.

    The Company paid a total of $77,015 during 1996 to Wonderlic Personnel Test, Inc. (an affiliate) to develop a proprietary credit scoring model.

    The Company paid a total of $60,000 plus expenses during 1994, pursuant to the terms of a consulting agreement with two companies which provided general management consulting services to the Company. A director of the company is the president and sole shareholder of one of the companies.

    The Company's Chief Executive Officer and Vice Chairman, members of their families and certain of the Company's affiliates have outstanding principal amounts of subordinated notes at December 31, 1996, approximating, for the Chief Executive Officer and President or members of their families, $682,560 (including $600,000 of publicly offered subordinated notes known as RISRS), respectively. Such subordinated notes currently bear interest at various rates between 10% and 11% and mature at various times through June 2005, although they are callable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled ""Election of Directors'' of the Company's 1997 Proxy Statement. The required information with respect to the Company's executive officers is provided in Item 1 hereof under the heading ""Executive Officers of the Company.''

ITEM 11. EXECUTIVE COMPENSATION

    The Company hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled ""Executive Compensation'' of the Company's 1997 Proxy Statement; provided, however, the section entitled ""Board Compensation Committee Report on Executive Compensation'' is specifically not incorporated into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled ""Security Ownership Of Certain Beneficial Owners'' of the Company's 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled ""Transactions with Directors, Officers and Associates'' of the Company's 1997 Proxy Statement.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

          (a) 1.   Financial Statements:                                    PAGE
                                                                           ----
              Report of Independent Public Accountants . . . . . . . . . . .24

              Balance Sheets-. . . . . . . . . . . . . . . . . . . . . . . .25
              As of December 31, 1996 and 1995

              Statements of Income-. . . . . . . . . . . . . . . . . . . . .26
              For the Years Ended December 31, 1996, 1995 and 1994

              Statements of Changes in Stockholders' Equity- . . . . . . . .27
              For the Years Ended December 31, 1996, 1995 and 1994

              Statements of Cash Flows-. . . . . . . . . . . . . . . . . . .28
              For the Years Ended December 31, 1996, 1995 and 1994 . . . . . .

              Notes to the Financial Statements . . . . . . . . . . . . . . 29

    2. The following financial schedules for the years 1996, 1995 and 1994 are submitted herewith:

         None.

    3.   Exhibits

         The following list sets forth the exhibits to this Form 10-K as required by Item 601 of Regulation S-K. Certain exhibits are filed herewith, while the remaining exhibits are hereby incorporated by reference to documents previously filed with the Securities and Exchange Commission. Exhibits hereto incorporated by reference to such other filed documents are indicated by an asterisk (*).

        EXHIBIT
          NO.        DESCRIPTION
       ---------    -----------------------------------------------------------
          3.1*      Restated Certificate of Incorporation of the Company

          3.2*      Restated Bylaws of the Company

          4.1*      Form of certificate evidencing Common Stock of the Company

          4.2* Indenture dated as of April 15, 1995 between the Company and LaSalle National Bank, as Trustee

          4.3* First Supplemental Indenture dated as of April 28, 1995 between the Company and LaSalle National Bank, as Trustee, including form of note

          10.1* Lease Agreements dated June 1, 1993 between Upland Farms and Wonderlic & Associates, Inc.

          10.2*     Intercompany Services Agreement dated as of January 1, 1994

          10.3*     Tax Indemnification Agreement

          10.4* Servicing Agreement dated February 26, 1993 between Wonderlic & Associates, Inc. and General Electric Capital Corporation

          10.5* Amendment No. 1 to Servicing Agreement dated March 22, 1993 between Wonderlic & Associates, Inc. and General Electric Capital Corporation

          10.6* Amended and Restated Revolving Credit Agreement dated as of June 30, 1995 among Eagle Finance Corp., CoreStates Bank, N.A., Harris Trust and Savings Bank, BankOne, Chicago, N.A., Cole Taylor Bank, NatWest Bank, N.A., NBD Bank, LaSalle National Bank, The Daiwa Bank, Limited and CoreStates Bank, N.A., as agent

          10.7* Interest Rate Protection Agreement dated July 1, 1992 between the Company and Harris Trust and Savings Bank

          10.8*     Eagle Finance Corp. 1994 Stock Incentive Plan

          10.9*     Form of Stock Option Agreement

          10.10*    Form of Employment Agreement of Charles F. Wonderlic

          10.11*    Form of Employment Agreement of Ronald B. Clonts

          10.11(a) Amendment to Employment Agreement of Ronald B. Clonts, dated January 1, 1997.

          10.12*    Form of Employment Agreement of Robert J. Braasch

          10.13*    Form of Indemnification Agreement

        EXHIBIT
          NO.        DESCRIPTION
       ---------    -----------------------------------------------------------
          10.14*    Computer System Lease dated July 31, 1993 between Wonderlic
                    Personnel Test, Inc. and Wonderlic & Associates, Inc.

          10.15* Master Note Agreement dated as of January 1, 1994 between Wonderlic & Associates, Inc. and Prominent Mortgage Corp.

          10.16* First Amendment to Master Note Agreement dated as of August 1, 1994 between Eagle Finance Corp. and Prominent Mortgage Corp.

          10.17*    Form of Debenture Agreement

          10.18*    Form of Subordinated Debentures

          10.19*    Form of Subordinated Notes

          10.20*    Form of Dealer Agreement

          10.21*    Form of Company Credit Application

          10.22* Asset Purchase Agreement dated as of September 27, 1994 between General Electric Capital Corporation and Eagle Finance Corp.

          10.23* Amendment No. 1 to Asset Purchase Agreement, dated as of March 31, 1995, between General Electric Capital Corporation and Eagle Finance Corp.

          10.24*    Form of Master Lease Agreement

          10.25* Assignment and Assumption Agreement dated as of August 1, 1994 between Wonderlic Personnel Test, Inc. and Eagle Finance Corp.

          10.26* First Amendment to Amended and Restated Revolving Credit Agreement dated September 1, 1995

          10.27* Second Amendment to Amended and Restated Revolving Credit Agreement dated June 30, 1996

          10.28* Asset Purchase Agreement dated as of June 25, 1996 between General Electric Capital Corporation and Eagle Finance Corp.

          10.29* Amended and Restated Servicing Agreement dated as of June 25, 1996 between General Electric Capital Corporation and Eagle Finance Corp.

          10.30* Third Amendment to Amended and Restated Revolving Credit Agreement dated June 30, 1996

          10.31 Form of Acknowledgment and Waiver with respect to Amended and Restated Revolving Credit Agreement dated March 27, 1997

          10.32 Pooling and Servicing Agreement dated as of September 1, 1996 among Eagle Auto Funding Corp., Eagle Finance Corp. and Harris Trust and Savings Bank

          10.33 Loan Sale and Contribution Agreement dated as of September 1, 1996 between Eagle Finance Corp. and Eagle Auto
                    Funding Corp.

          10.34 Waiver Letter from General Electric Capital Corporation dated March 26, 1997

          11.       Statement Regarding Computation of Net Earnings Per Share

          12. Statement Regarding Computation of Ratio of Earnings to Fixed Charges

          23        Consent of KPMG Peat Marwick LLP

        EXHIBIT
          NO.        DESCRIPTION
       ---------    -----------------------------------------------------------
          27        Financial Data Schedule


(b) The Company did not file any Current Report on Form 8-K during the fourth quarter of 1996.

(c) Exhibits - those exhibits listed above without an asterisk are filed herewith.

(d) There are no financial statement schedules required by Regulation S-X that are excluded from the Financial Statements included under
          Item 8 of this report.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                       EAGLE FINANCE CORP.


                                       By:  CHARLES F. WONDERLIC
                                          -------------------------------------
                                            Charles F. Wonderlic
                                            Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     SIGNATURE                        TITLE                         DATE
     ---------                        -----                         -----

CHARLES F. WONDERLIC         Chairman, Chief Executive     )
-----------------------      Officer and Director          )
Charles F. Wonderlic         (Principal Executive Officer) )
                                                           )
                                                           )
RONALD B. CLONTS             Vice Chairman and Director    )
-----------------------                                    )
Ronald B. Clonts                                           )
                                                           )
                                                           )
ROBERT J. BRAASCH            President and Chief Financial )
-----------------------      Officer (Principal Financial  )
Robert J. Braasch            and Accounting Officer)       )
                                                           )
                                                           )
RICHARD E. WONDERLIC         Executive Vice President      )
-----------------------      and Director                  )
Richard E. Wonderlic                                       )     March 28, 1997
                                                           )
                                                           )
ROBERT H. ARNOLD             Director                      )
-----------------------                                    )
Robert H. Arnold                                           )
                                                           )
                             Director                      )
-----------------------                                    )
Anne Hamblin Schiave                                       )
                                                           )
                                                           )
WALTER J. O'BRIEN            Director                      )
----------------------                                     )
Walter J. O'Brien                                          )
                                                           )
                                                           )
E. BRUCE FREDRIKSON          Director                      )
----------------------                                     )
E. Bruce Fredrikson                                        )

                               BOARD OF DIRECTORS
--------------------------------------------------------------------------------
Charles F. Wonderlic                    Robert H. Arnold
Chairman and Chief Executive Officer    President of R.H. Arnold & Co.

Ronald B. Clonts                        E. Bruce Fredrikson
Vice Chairman                           Professor of Finance
                                        Syracuse University
Richard E. Wonderlic
Executive Vice President                Walter J. O'Brien
                                        President of National Advertising Review
                                        Council, Inc.

                                        Anne Hamblin Schiave
                                        Partner, McBride, Baker & Coles

                               EXECUTIVE OFFICERS
--------------------------------------------------------------------------------
Charles F. Wonderlic                    Robert J. Braasch
Chairman and Chief Executive Officer    President and Chief Financial Officer

Ronald B. Clonts                        Richard E. Wonderlic
Vice Chairman                           Executive Vice President

Samuel M. Keith
Chief Operating Officer

                            STOCKHOLDER INFORMATION
--------------------------------------------------------------------------------
CORPORATE HEADQUARTERS                  FORM 10-K
Eagle Finance Corp.                     Copies of Eagle Finance Corp.'s annual
1425 Tri-State Parkway, Suite 140       report and 10-K, as filed with the
Gurnee, Illinois 60031-4060             Securities and Exchange Commission, may
(847) 855-7150                          be obtained from the Shareholder
                                        Relations Department.

SHAREHOLDER RELATIONS OFFICER           STOCK TRADING
Howard J. Adamski, Vice President       Eagle Finance Corp. common stock is
and Treasurer                           traded on the Nasdaq National Market
(847) 855-7118                          under the symbol EFCW

TRANSFER AGENT AND REGISTRAR            INDEPENDENT AUDITORS
Harris Trust and Savings Bank           KPMG Peat Marwick LLP
P.O. Box 7455                           303 East Wacker Drive
Chicago, Illinois 60690                 Chicago, Illinois 60601
Attention:  Shareholder Services

ANNUAL MEETING                          LEGAL COUNSEL
The annual stockholders' meeting        Barack Ferrazzano Kirschbaum Perlman &
will be held Tuesday, May 20, 1997      Nagelberg
at 10:00 a.m. at the Holiday Inn,       333 West Wacker Drive
6161 West Grand Avenue,                 Suite 2700
Gurnee, Illinois 60031                  Chicago, Illinois 60606

                         [BACK COVER OF ANNUAL REPORT]

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                        EAGLE FINANCE CORP.


                                        By: CHARLES F. WONDERLIC
                                           -------------------------------------
                                            Charles F. Wonderlic
                                            Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     SIGNATURE                  TITLE                         DATE
     ---------                  -----                         ----


CHARLES F. WONDERLIC   Chairman, Chief Executive     )
--------------------   Officer and Director          )
Charles F. Wonderlic   (Principal Executive Officer) )
                                                     )
RONALD B. CLONTS       Vice Chairman and Director    )
--------------------                                 )
Ronald B. Clonts                                     )
                                                     )
                                                     )
ROBERT J. BRAASCH      President and Chief Financial )
--------------------                                 )
Robert J. Braasch      Officer (Principal Financial  )
                       and Accounting Officer)       )
                                                     )
RICHARD E. WONDERLIC   Executive Vice President      )
--------------------                                 )
Richard E. Wonderlic   and Director                  )    March 28, 1997
                                                     )
                                                     )
ROBERT H. ARNOLD       Director                      )
--------------------                                 )
Robert H. Arnold                                     )
                                                     )
                                                     )
                       Director                      )
--------------------                                 )
Anne Hamblin Schiave                                 )
                                                     )
                                                     )
WALTER J. O'BRIEN      Director                      )
--------------------                                 )
Walter J. O'Brien                                    )
                                                     )
                                                     )
E. BRUCE FREDRIKSON    Director                      )
--------------------                                 )
E. Bruce Fredrikson                                  )

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                             DESCRIPTION
---------                          -----------

3.1       Restated Certificate of Incorporation of the Company
          (incorporated by reference to Exhibit No. 3.1 to Registration Statement on Form S-1, File No. 33-77828)

3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit No. 3.2 to Registration Statement on Form S-1, File No. 33-77828)

4.1 Form of certificate evidencing Common Stock of the Company (incorporated by reference to Exhibit No. 4.1 to Registration Statement on Form S-1, File No. 33-77828)

4.2 Indenture dated as of April 15, 1995 between the Company and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit No. 2 to Current Report on Form 8-K, dated May 5, 1995)

4.3 First Supplemental Indenture dated as of April 28, 1995 between the Company and LaSalle National Bank, as Trustee, including form of note (incorporated by reference to Exhibit No. 3 to Current Report on Form 8-K, dated May 5, 1995)

10.1 Lease Agreements dated June 1, 1993 between Upland Farms and Wonderlic & Associates, Inc. (incorporated by reference to Exhibit No. 10.1 to Registration Statement on Form S-1, File No. 33-77828)

10.2 Intercompany Services Agreement dated as of January 1, 1994 (incorporated by reference to Exhibit No. 10.2 to Registration Statement on Form S-1, File No. 33-77828)

10.3 Tax Indemnification Agreement (incorporated by reference to Exhibit No. 10.3 to Registration Statement on Form S-1, File No. 33-77828)

10.4 Servicing Agreement dated February 26, 1993 between Wonderlic & Associates, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit No. 10.4 to Registration Statement on Form S-1, File No. 33-77828)

10.5 Amendment No. 1 to Servicing Agreement dated March 22, 1993 between Wonderlic & Associates, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit No. 10.5 to Registration Statement on Form S-1, File No. 33-77828)

10.6 Amended and Restated Credit Agreement dated as of June 30, 1995 among Eagle Finance Corp., CoreStates Bank, N.A., Harris Trust and Savings Bank, BankOne, Chicago, N.A., Cole Taylor Bank, NatWest Bank, N.A., NBD Bank, LaSalle National Bank, The Daiwa Bank, Limited and CoreStates Bank, N.A., as agent (incorporated by reference to Exhibit No. 10 to Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 1995)

10.7 Interest Rate Protection Agreement dated July 1, 1992 between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit No. 10.11 to Registration Statement on Form S-1, File No. 33-77828)

10.8 Eagle Finance Corp. 1994 Stock Incentive Plan (incorporated by reference to Exhibit No. 10.12 to Registration Statement on Form S-1, File No. 33-77828)

 EXHIBIT
   NO.                             DESCRIPTION
---------                          -----------

10.9 Form of Stock Option Agreement (incorporated by reference to Exhibit No. 4.4 to Registration Statement on Form S-8, File No. 33-89132)

10.10     Form of Employment Agreement of Charles F. Wonderlic
          (incorporated by reference to Exhibit No. 10.13 to Registration Statement on Form S-1, File No. 33-77828)

10.11 Form of Employment Agreement of Ronald B. Clonts (incorporated by reference to Exhibit No. 10.14 to Registration Statement on Form S-1, File No. 33-77828)

10.11(a) Amendment to Employment Agreement of Ronald B. Clonts, dated January 1, 1997

10.12 Form of Employment Agreement of Robert J. Braasch (incorporated by reference to Exhibit No. 10.15 to Registration Statement on Form S-1, File No. 33-77828)

10.13 Form of Indemnification Agreement (incorporated by reference to Exhibit No. 10.16 to Registration Statement on Form S-1, File No. 33-77828)

10.14 Computer System Lease dated July 31, 1993 between Wonderlic Personnel Test, Inc. and Wonderlic & Associates, Inc.
          (incorporated by reference to Exhibit No. 10.17 to Registration Statement on Form S-1, File No. 33-77828)

10.15 Master Note Agreement dated as of January 1, 1994 between Wonderlic & Associates, Inc. and Prominent Mortgage Corp. (incorporated by reference to Exhibit No. 10.18 to Registration Statement on Form S-1, File No. 33-77828)

10.16 First Amendment to Master Note Agreement dated as of August 1, 1994 between Eagle Finance Corp. and Prominent Mortgage Corp. (incorporated by reference to Exhibit No. 10.18(a) to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1994)

10.17 Form of Debenture Agreement (incorporated by reference to Exhibit No. 10.19 to Registration Statement on Form S-1, File No. 33-77828)

10.18 Form of Subordinated Debentures (incorporated by reference to Exhibit No. 10.20 to Registration Statement on Form S-1, File No. 33-77828)

10.19 Form of Subordinated Notes (incorporated by reference to Exhibit No. 10.21 to Registration Statement on Form S-1, File No. 33-77828)

10.20     Form of Dealer Agreement (incorporated by reference to Exhibit
          No. 10.22 to Registration Statement on Form S-1, File No. 33-77828)

10.21 Form of Company Credit Application (incorporated by reference to Exhibit No. 10.23 to Registration Statement on Form S-1, File No. 33-77828)

10.22 Asset Purchase Agreement dated as of September 27, 1994 between General Electric Capital Corporation and Eagle Finance Corp. (incorporated by reference to Exhibit No. 10.26 to the Quarterly Report on Form 10-Q for the Quarterly Period ending September 30,
          1994)

10.23 Amendment No. 1 to the Asset Purchase Agreement, dated as of March 31, 1995, between General Electric Capital Corporation and Eagle Finance Corp.

 EXHIBIT
   NO.                             DESCRIPTION
---------                          -----------

          (incorporated by reference to Exhibit No. 10.25(a) to Registration Statement on Form S-1, File No. 33-90754)

10.24 Form of Master Lease Agreement (incorporated by reference to Exhibit No. 10.26 to the Annual Report on Form 10-K for the Year ended December 31, 1994)

10.25 Assignment and Assumption Agreement dated as of August 1, 1994 between Wonderlic Personnel Test, Inc. and Eagle Finance Corp. (incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K for the Year Ended December 31, 1994)

10.26 First Amendment to Amended and Restated Revolving Credit Agreement dated September 1, 1995 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996)

10.27 Second Amendment to Amended and Restated Revolving Credit Agreement dated June 30, 1996 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996)

10.28 Asset Purchase Agreement dated as of June 25, 1996 between General Electric Capital Corporation and Eagle Finance Corp. (incorporated by reference to Exhibit No. 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996)

10.29 Amended and Restated Servicing Agreement dated as of June 25, 1996 between General Electric Capital Corporation and Eagle Finance Corp. (incorporated by reference to Exhibit No. 10.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996)

10.30 Third Amendment to Amended and Restated Revolving Credit Agreement dated June 30, 1996 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996)

10.31 Form of Acknowledgment and Waiver with respect to Amended and Restated Revolving Credit Agreement dated March 27, 1997

10.32 Pooling and Servicing Agreement dated as of September 1, 1996 among Eagle Auto Funding Corp., Eagle Finance Corp. and Harris Trust and Savings Bank

10.33 Loan Sale and Contribution Agreement dated as of September 1, 1996 between Eagle Finance Corp. and Eagle Auto Funding Corp.

10.34     Waiver Letter from General Electric Capital Corporation dated
          March 26, 1997

11        Statement Regarding Computation of Net Earnings Per Share

12        Statement Regarding Computation of Ratio of Earnings to Fixed
          Charges

23        Consent of KPMG Peat Marwick LLP

27        Financial Data Schedule