Form 10-Q
period 1997-03-31
EAGLE FINANCE CORP
filed 1997-05-15
CIK 921863

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 (For the Quarterly Period ended March 31, 1997)

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For transition period from ________________to_______________

                        Commission File Number:  0-24286


                               EAGLE FINANCE CORP.
              ----------------------------------------------------
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

10,000,000 shares of common stock, $0.01 par value per share, were authorized and 4,189,100 shares were issued and outstanding as of March 31, 1997.

                              EAGLE FINANCE CORP.

                                 FORM 10-Q

                           ________________________

                              TABLE OF CONTENTS
                           ________________________

                                                                       PAGE
                                                                     NUMBER
                                                                     ------
                        PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . .   3

          Statements of Income . . . . . . . . . . . . . . . . . . .   4

          Statements of Changes in Stockholders' Equity  . . . . . .   5

          Statements of Cash Flows   . . . . . . . . . . . . . . . .   6

          Notes to Financial Statements  . . . . . . . . . . . . . .   7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . .   9

                        PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .   19

Item 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . .   19

Item 3.   DEFAULTS UPON SENIOR SECURITIES   . . . . . . . . . . . .   19

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . .   19

Item 5.   OTHER INFORMATION   . . . . . . . . . . . . . . . . . . .   20

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . .   20

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-1

                              EAGLE FINANCE CORP.

                                 BALANCE SHEETS
               AS OF MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996
                                   (Unaudited)

                                     ASSETS

                                                    MARCH 31,            DECEMBER 31,
                                             ------------------------   -------------
                                                1997          1996           1996
                                             -----------  ------------    -----------
Finance receivables, net . . . . . . . . .   $43,458,745  $135,862,572    $54,663,926
Nonrefundable acquisition discount . . . .    (2,740,780)   (5,822,802)    (1,443,164)
Allowance for credit losses  . . . . . . .    (4,389,950)  (12,007,705)    (6,045,514)
                                             -----------  ------------    -----------
                                              36,328,015   118,032,065     47,175,248
Finance receivables held for sale, net . .    19,213,406            --             --
Excess servicing receivable  . . . . . . .       847,909            --      1,050,590
Cash . . . . . . . . . . . . . . . . . . .     2,621,761     1,693,422      1,271,594
Money market investments . . . . . . . . .       545,000       545,000        552,651
Prepaid expenses and debt issuance costs .     1,272,154     1,145,756      1,554,082
Repossessed or titled assets . . . . . . .     2,912,348     4,447,186      4,249,443
Income tax receivable  . . . . . . . . . .     3,872,346            --      4,732,346
Deferred income tax benefit  . . . . . . .     1,004,912     4,136,270      1,004,912
Other assets . . . . . . . . . . . . . . .     2,544,289     1,385,471      2,176,696
                                             -----------  ------------    -----------
                                             $71,162,140  $131,385,170    $63,767,562
                                             -----------  ------------    -----------
                                             -----------  ------------    -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt  . . . . . . . . . . . . . . .   $41,689,262  $ 92,662,901    $32,827,893
Subordinated debt  . . . . . . . . . . . .    17,628,231    18,086,706     17,977,720
Accrued interest . . . . . . . . . . . . .       252,811       732,341        468,533
Accrued income tax payable . . . . . . . .         1,910       710,644             --
Accounts payable and accrued liabilities .     2,509,690     3,112,618      1,893,737
Unearned insurance commissions . . . . . .         3,836        42,220          5,158
Dealer reserves  . . . . . . . . . . . . .       276,681       295,152        286,783
                                             -----------  ------------    -----------
Total liabilities  . . . . . . . . . . . .    62,362,421   115,642,582    253,459,824
Stockholders' equity:
Preferred Stock, authorized 3,000,000 shares;
  none issued  . . . . . . . . . . . . . .            --            --             --
Common Stock:  $.01 par value, authorized
  10,000,000 shares, issued and
  outstanding 4,189,100 shares . . . . . .        41,891        41,891         41,891
Additional paid-in capital . . . . . . . .    13,514,422    13,514,422     13,514,422
Retained earnings  . . . . . . . . . . . .    (4,756,594)    2,186,275     (3,248,575)
                                             -----------  ------------    -----------
Total stockholders' equity . . . . . . . .     8,799,719    15,742,588     10,307,738
                                             -----------  ------------    -----------
                                             $71,162,140  $131,385,170   $ 63,767,562
                                             -----------  ------------    -----------
                                             -----------  ------------    -----------

                  See accompanying notes to financial statements.

                              EAGLE FINANCE CORP.

                             STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)


                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 1997             1996
                                             ------------     ------------
Interest income:
   Interest and fee income                   $ 3,427,589      $ 8,080,506
   Interest expense                           (1,450,326)      (2,388,923)
                                             -----------      -----------
Net interest income                            1,977,263        5,691,583
Provision for credit losses                     (375,000)      (2,696,000)
                                             ------------     ------------
Net interest income after provision for
 credit losses                                 1,602,263        2,995,583
Other income:
   Servicing income                              780,455          677,377
   Insurance commissions                           2,410           21,235
                                             ------------     ------------
Total other income                               782,865          698,612
Income before operating expenses               2,385,128        3,694,195
Operating expenses:
   Salaries and related costs                  2,035,145        1,743,945
   Other operating expenses                    1,858,002        1,811,799
                                             ------------     ------------
Total operating expenses                       3,893,147        3,555,744
                                             ------------     ------------
Income (loss) before income taxes             (1,508,019)         138,451
Applicable income taxes                               --           52,200
                                             ------------     ------------
Net income (loss)                            $(1,508,019)     $    86,251
                                             ------------     ------------
                                             ------------     ------------
Per share data:
  Net income (loss) per common share
   (primary)                                      $(0.36)           $0.02
  Net income (loss) per common share
   (fully diluted)                                $(0.36)           $0.02
  Average number of common shares
   outstanding (primary)                       4,189,100        4,304,000
  Average number of common shares
   outstanding (fully diluted)                 4,189,100        4,304,000


                  See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.

                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                        (Unaudited)

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                1997             1996
                                             -----------      -----------
Common stock:
   Balance at beginning of period            $    41,891      $    41,800
   Stock options exercised                            --               91
                                             -----------      -----------
                                                  41,891           41,891
                                             -----------      -----------
Additional paid-in capital:
  Balance at beginning and end of period      13,514,422       13,514,422

Retained earnings:
   Balance at beginning of period             (3,248,575)       2,100,024
   Net income                                 (1,508,019)          86,251
                                             -----------      -----------
                                              (4,756,594)       2,186,275
                                             -----------      -----------
Total stockholders' equity                   $ 8,799,719      $15,742,588
                                             -----------      -----------
                                             -----------      -----------


                   See accompanying notes to financial statements.

                              EAGLE FINANCE CORP.

                           STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                  1997             1996
                                             ------------     -------------

Cash flows from operating activities:
  Net income                                 $(1,508,019)     $    86,251
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Provision for credit losses                  375,000        2,696,000
    Net finance receivable (charge-offs)
      recoveries against allowance            (2,030,564)      (1,496,130)
    Decrease (increase) in:
      Prepaid expenses                            71,136          (44,705)
      Excess servicing receivable                202,681               --
      Repossessed or titled assets             1,337,095          (18,046)
      Other assets                              (367,593)        (132,425)
      Income tax receivable                      860,000               --
    Increase (decrease) in:
      Accrued interest                          (215,722)         229,507
      Accrued income tax                           1,910           27,500
      Accounts payable and accrued liabilities   615,953          (67,710)
      Unearned insurance commissions              (1,322)          (3,895)
      Dealer reserves                            (10,102)           2,288
      Nonrefundable acquisition discount       1,297,616       (3,605,350)
                                             ------------     -------------
Net cash provided by (used in)
   operating activities                          628,069       (2,326,715)
                                             ------------     -------------
Cash flows from investing activities:
  Purchase of investments                          7,651               --
  Proceeds from bulk sale/securitization
    of vehicle retail installment notes               --       12,811,872
  Principal collected on finance receivables   6,163,794       14,839,243
  Finance receivables originated or acquired
    (net of write-offs)                      (14,172,019)     (17,794,821)
                                             ------------     -------------
Net cash provided by (used in)
  investing activities                        (8,000,574)       9,856,294
                                             ------------     -------------
Cash flows from financing activities:
  Proceeds from draws on bank lines            9,637,282       16,580,583
  Repayments of borrowings                            --      (24,530,583)
  Debt to affiliate                             (775,913)         (38,656)
  Proceeds from issuance of other debt            43,054           41,408
  Repayment of other debt                       (392,543)              --
  Debt issuance costs                            210,792           41,874
                                             ------------     -------------
Net cash provided by (used in)
 financing activities                          8,722,672       (7,905,374)
                                             ------------     -------------
Cash, net change                               1,350,167         (375,795)
Cash at beginning of period                    1,271,594        2,069,217
                                             ------------     -------------
Cash at end of period                       $  2,621,761     $  1,693,422
                                             ------------     -------------
                                             ------------     -------------
Supplemental cash flow disclosures -
  cash paid during the period for:
 Interest                                  $  1,666,048      $  2,102,984
 Income taxes and Illinois replacement tax $      1,910      $     24,700


                     See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.

                            NOTES TO FINANCIAL STATEMENTS


1. The financial statements of Eagle Finance Corp., a Delaware corporation (the "Company"), are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. Management suggests that the unaudited interim financial statements contained herein be read in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's 1996 Annual Report on Form 10-K.

2. Net income per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-Q.

3. As of January 1, 1997, the Company adopted Financial Accounting Standards Board Statement ("FASB") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"
("FASB 125"). FASB 125 is effective for transfers and servicing of financial assets and retirements of liabilities occurring after December 31, 1996, and is to be applied prospectively. FASB 125 provides accounting and reporting standards for transfers and servicing of financial assets and retirements of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of FASB 125 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

4.   In February 1997, FASB Statement No. 128, "Earnings Per Share"
("FASB 128"), was issued. FASB 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FASB 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

     FASB 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with FASB 128. Although no assurances can be provided, the

Company does not expect adoption of FASB 128 to have a significant impact on the Company's financial statements.



THIS REPORT MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY INTENDS SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES REFORM ACT OF 1995, AND IS INCLUDING THIS STATEMENT FOR PURPOSES OF INDICATING SUCH INTENT. FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CERTAIN ASSUMPTIONS, AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS OF THE COMPANY, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE ACTUAL EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OPERATIONS AND FUTURE PROSPECTS OF THE COMPANY INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN INTEREST RATES, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE/REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE U.S. GOVERNMENT, INCLUDING POLICIES OF THE U.S. TREASURY AND THE FEDERAL RESERVE BOARD, THE QUALITY OR COMPOSITION OF THE COMPANY'S PORTFOLIO OF FINANCE RECEIVABLES, THE ABILITY OF THE COMPANY TO OBTAIN DEBT OR OTHER FINANCING, COMPETITION, DEMAND FOR FINANCIAL SERVICES IN THE COMPANY'S MARKET AREA AND ACCOUNTING PRINCIPLES, POLICIES AND GUIDELINES. THESE RISKS AND UNCERTAINTIES SHOULD BE CONSIDERED IN EVALUATING FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. FURTHER INFORMATION CONCERNING THE COMPANY AND ITS BUSINESS, INCLUDING ADDITIONAL FACTORS THAT COULD MATERIALLY AFFECT THE COMPANY'S FINANCIAL RESULTS, IS INCLUDED IN OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     As of March 31, 1997, the Company had active relationships (I.E., the Company purchased Installment Contracts from such dealers during the preceding 90 days) with approximately 390 dealers located primarily in Illinois, Florida, Georgia and South Carolina, and, to a lesser extent, in Arizona, Colorado, Indiana, Kentucky, New Mexico, Ohio, Tennessee, Texas, Utah, Wisconsin and Wyoming.

     The following is management's discussion and analysis of the financial condition of the Company at March 31, 1997 (unaudited) as compared to March 31, 1996 (unaudited) and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996 (unaudited). This discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report. Data for the three months ended March 31, 1997 are not necessarily indicative of results expected for the full fiscal year. The ratios and percentages provided below are calculated using the detailed financial information contained in the Company's financial statements and the financial data included elsewhere in this Form 10-Q. References to "net" finance receivables or Installment Contracts shall mean finance receivables or Installment Contracts, as appropriate, net of unearned finance charges.

RECENT DEVELOPMENTS

     In January 1997, the Company formally began using a proprietary credit scoring model. Although no assurances can be given, the use of credit scoring is expected to improve the Company's underwriting process.

     On April 14, 1997, the Company sold approximately $19.2 million (net) of Installment Contracts to General Electric Capital Corporation ("GECC") under an Asset Purchase Agreement dated as of June 25, 1996, between the Company and GECC (the "GECC Agreement"). As of March 31, 1997, the Company serviced approximately $55.0 million (net) of Installment Contracts sold pursuant to the GECC Agreement. SEE "--Liquidity and Capital Resources." At March 31, 1997, the Installment Contracts to be sold to GECC are shown on the balance sheet as finance receivables held for sale.

GENERAL

     Installment Contracts represented over 99% of the Company's net finance receivables at March 31, 1997. Installment Contracts are purchased on a non-recourse basis from automobile dealers and are typically secured by medium-priced used automobiles. The automobiles are purchased by non-prime consumers at retail prices typically ranging from approximately $5,000 to $15,000. Installment Contracts financing such purchases typically have annual percentage rates of interest ("APRs") ranging from 21% to 33% and repayment terms ranging from 12 to 60 months. The average original principal amount financed under Installment Contracts outstanding at March 31, 1997 was approximately $8,000, at an average APR of approximately 26%, with an average original term of approximately 40 months. The Company's experience has shown, however, that the average life of the Company's Installment Contracts is substantially less than 40 months due to payoffs and repossessions that occur prior to contract maturity.

     The Company's outstanding balance of owned or serviced (i.e., managed) Installment Contracts declined to $143.0 million at March 31, 1997 from $151.6 million at December 31, 1996 and from $179.3 million at March 31, 1996. This decline reflects the Company's emphasis on addressing credit losses (rather than portfolio growth) during 1996 and 1997.

     Interest and servicing income on managed Installment Contracts accounts for most of the Company's revenue. The net amount of Installment Contracts purchased declined to $18.5 million during the three months ended March 31, 1997 from $28.9 million during the three months ended March 31, 1996. As reflected in the following table, the finance receivables (purchased or originated) by the Company during the periods presented below consist primarily of Installment Contracts.

                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                               ------------------------------------
                                                   1997                   1996
                                              --------------         --------------
                                                       % OF                    % OF
                                             AMOUNT   TOTAL          AMOUNT   TOTAL
                                            --------  ------         ------   -----
                                                      (DOLLARS IN THOUSANDS)
 Net Installment Contracts purchased (1)... $18,466   99.6%          $28,748   99.3%
 Net Other Loans originated (1)............      80    0.4%              200    0.7%
                                            -------  -----           -------  -----
 Total..................................... $18,546  100.0%          $28,948  100.0%
                                            -------  -----           -------  -----
                                            -------  -----           -------  -----

_______________________

(1) Net of unearned finance charges

     As part of its funding strategy, the Company sells Installment Contracts to GECC. Generally, no gains or losses were recorded at the time the Installment Contracts are sold. The Company retained servicing rights on the Installment Contracts sold to GECC and recognizes servicing income over the life of the related receivables. The Company is also eligible to receive bonus servicing fees based on portfolio performance. Bonus servicing fees are recognized as income when earned. The Company presently intends to record gains or losses, as appropriate, on future sales and securitizations in a manner consistent with industry practice. SEE "--Profitability" and "--Liquidity and Capital Resources."

     During the fourth quarter of 1996, the Company completed the securitization of Installment Contracts through a transaction agented by Greenwich Capital Markets, Inc. The Company recognized a gain on the transaction. The Company capitalized the retained servicing rights on the Installment Contracts securitized. The net amount of Installment Contracts serviced by the Company for third parties was $80.4 million and $43.5 million at March 31, 1997 and 1996, respectively. SEE "--Profitability" and "--Liquidity and Capital Resources."

PROFITABILITY

     The following table sets forth certain data relating to the Company's net income for the three months ended March 31, 1997 and 1996 and for the year ended December 31, 1996:

                                                  FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                -------------------------     FOR THE YEAR ENDED
                                                   1997            1996       DECEMBER 31, 1996
                                                ---------        --------     ------------------
                                                        (DOLLARS IN THOUSANDS)
Average net finance receivables:
   Owned .....................................   $ 58,574        $139,577           $116,797
   Serviced ..................................     88,698          41,390             56,041
                                                ---------        --------           --------
      Managed ................................    147,272         180,967            172,838
Average interest bearing liabilities .........     55,324         114,308             98,202

Total interest and fee income (owned).........      3,428           8,081             26,653
Total interest expense (owned)................      1,450           2,389              9,059
                                                ---------        ---------          --------
Net interest income before provision for credit
   losses (owned).............................   $  2,278        $  5,692          $ 17,594
                                                ---------        ---------          --------
                                                ---------        ---------          --------
Average interest rate earned on net owned finance
   receivables (owned)........................      23.41%          23.16%             22.82%
Average interest rate on interest bearing
   liabilities (owned)........................      10.49%           8.36%             9.23%
                                                ---------        ---------          --------
Net interest spread (owned)...................      12.92%          14.80%            13.59%
                                                ---------        ---------          --------
Net interest margin (owned)(1)................      13.50%          16.31%            15.06%
                                                ---------        ---------          --------

_____________________________
(1) Net interest margin represents net interest income on an annualized basis divided by average net finance receivables.

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

     An increasingly larger component of the Company's profitability is the servicing income earned on Installment Contracts sold or securitized, with servicing retained, by the Company. Servicing income is derived from base servicing fees for loan administration and collection services and bonus or excess servicing fees paid based on the performance of the Installment Contracts sold or securitized. The increase in servicing income was due to higher levels of loans serviced by the Company. The following table sets forth certain data relating to servicing fees for the periods shown:

                                          FOR THE THREE MONTHS
                                              ENDED MARCH 31,
                                        -------------------------    FOR THE YEAR ENDED
                                           1997            1996       DECEMBER 31, 1996
                                        ---------        --------     ------------------
Base servicing fees ..................  $686,039         $308,253         $1,712,437
Bonus/excess servicing fees ..........   297,096          369,124          3,705,841
Amortization of excess servicing .....  (202,680)              --           (310,693)
                                        --------         --------         ----------
Net servicing fees  ..................  $780,455         $677,377         $5,107,585
                                        --------         --------         ----------
                                        --------         --------         ----------

     The Company maintains credit loss reserves to absorb potential losses in its finance receivables portfolio. Credit loss reserves for the Company's Installment Contracts portfolio are comprised of nonrefundable acquisition discount and allowance for credit losses. SEE "--Credit Loss Experience."

     The Company's liabilities are generally more interest-rate sensitive than its finance receivables. As a result, significant increases in the Company's cost of funds borrowed under its Revolving Credit Agreement could have a material adverse effect on its profitability. The Company has attempted to mitigate the adverse effect of increases in interest rates by entering into interest rate protection agreements. The Company has purchased an interest rate cap and interest rate collars that provide limited interest rate protection. SEE "--Liquidity and Capital Resources." Additionally, the Company may utilize alternative financing structures, such as a fixed rate senior or subordinated debt, securitizations or whole loan sales to attempt to mitigate the adverse effect of interest rate increases.

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

FINANCIAL CONDITION

     Total assets increased $7.4 million (11.6%) to $71.2 million at March 31, 1997 from $63.8 million at December 31, 1996 primarily due to an increase in net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) to $55.5 million at March 31, 1997, including net finance receivables held for sale, from $47.2 million at December 31, 1996. Total assets were $131.4 million at March 31, 1996 and net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) were $118.0 million at such date. This decline in assets and finance receivables is, in part, attributable to the sale or securitization of Installment Contracts during 1996 and lower Installment Contract acquisition levels resulting in reduced receivables outstanding. The sale of Installment Contracts was part of the Company's financing plan. SEE "--Liquidity and Capital Resources." The net amount of owned or serviced Installment Contracts decreased to $143.0 million at March 31, 1997 from $151.1 million at December 31, 1996. The net amount of owned or serviced Installment Contracts was $179.3 million at March 31, 1996.

     Total liabilities increased $8.9 million (16.6%) to $62.4 million at March 31, 1997 from $53.5 million at December 31, 1996, primarily due to an increase in total debt to $59.3 million at March 31, 1997 from $50.8 million at December 31, 1996. The increase in total debt was primarily the result of an increase in borrowings under the Revolving Credit Agreement to $41.4 million at March 31, 1997 from $31.8 million at December 31, 1996. SEE "--Liquidity and Capital Resources." Total liabilities were $115.6 million at March 31, 1996, which included total debt of $110.7 million primarily comprised of borrowings under the Revolving Credit Agreement of $91.7 million.

RESULTS OF OPERATIONS

     The following table sets forth certain data relating to the Company's results of operations for the three months ended March 31, 1997 and 1996:

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                   ---------------------
                                                    1997            1996
                                                   ------          ------
                                                   (DOLLARS IN THOUSANDS)

Automobile portfolio interest and fee income. . . $3,350          $8,017
                                                  ------          ------
Total interest and fee income . . . . . . . . . . $3,427          $8,081
Total interest expense. . . . . . . . . . . . . .  1,450           2,389
                                                  ------          ------
Net interest income before provision for
 credit losses. . . . . . . . . . . . . . . . . .  1,977           5,692
Provision for credit losses . . . . . . . . . . .    375           2,696
                                                  ------          ------
Net interest income after provision for
 credit losses. . . . . . . . . . . . . . . . . .  1,602           2,996
                                                  ------          ------
Other Income:
 Servicing income (from Installment Contracts). .    781             677
 Insurance products commissions . . . . . . . . .      2              21
                                                  ------          ------
Total other income. . . . . . . . . . . . . . . .    783             698
                                                  ------          ------
Salaries and related costs. . . . . . . . . . . .  2,035           1,744
Other operating expenses. . . . . . . . . . . . .  1,858           1,812
                                                  ------          ------
Total operating expenses. . . . . . . . . . . . .  3,893           3,556
                                                  ------          ------
Income (loss) before taxes. . . . . . . . . . . . (1,508)            138
Taxes . . . . . . . . . . . . . . . . . . . . . .     --              52
                                                  ------          ------
Net income (loss) . . . . . . . . . . . . . . . .$(1,508)         $   86
                                                  ------          ------
                                                  ------          ------

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996. The Company experienced a net loss of $1.5 million for the three months ended March 31, 1997 compared to net income of $86,000 for the comparable 1996 period, primarily due to the decrease in net interest income before provision for credit losses as well as higher operating expenses.

     Net interest income before the provision for credit losses decreased 64.9% to $2.0 million for the three months ended March 31, 1997 from $5.7 million for the comparable 1996 period, primarily as a result of a decline in the outstanding balance of net finance receivables owned by the Company. The net finance receivables outstanding (including finance receivables held for sale) at March 31, 1997 decreased to $62.7 million from $135.9 million at March 31, 1996, due to increased sales and securitizations of Installment Contracts. SEE "--Liquidity and Capital Resources."

     Total interest expense decreased to $1.5 million for the three months ended March 31, 1997 from $2.4 million for the three months ended March 31, 1996. The decrease resulted from a decrease in the amount of average debt outstanding, which was partially offset by higher borrowing rates. The total debt outstanding at March 31, 1997 decreased to $59.3 million from $110.7 million at March 31, 1996. The average debt outstanding for the three months ended March 31, 1997 decreased to $55.3 million from $114.3 million for the three months ended March 31, 1996. The weighted average interest rate paid for borrowed funds increased to 10.49% for the three months ended March 31, 1997 from 8.36% for the three months ended March 31, 1996.

     The provision for credit losses was $375,000 for the three months ended March 31, 1997 as compared to $2.7 million for the three months ended March 31, 1996. The decline in the provision for credit losses was due, in part, to the decline in the outstanding balance of net finance receivables owned (or held for sale) by the Company. SEE "--Credit Loss Experience."

     Other income, primarily generated from servicing income, increased 12.1% to $783,000 for the three months ended March 31, 1997 from $699,000 for the three months ended March 31, 1996, primarily due to an increase in servicing income to $780,000 for the three months ended March 31, 1997 from $677,000 for the three months ended March 31, 1996. This increase reflects the increased amount of servicing-retained sales and securitizations of finance receivables by the Company. The Company derives its servicing income from base servicing fees and bonus or excess servicing fees based on the performance of the finance receivables serviced by the Company. SEE "--Profitability."

     Total operating expenses increased to $3.9 million for the three months ended March 31, 1997 compared to $3.6 million for the three months ended
March 31, 1996. Salaries and related costs increased from the corresponding period in 1996 to $2.0 million for the three months ended March 31, 1997, due primarily to the substantial increase in the number of employees, normal pay increases and increased benefits costs. The Company's other operating expenses increased to $1.9 million for the three months ended March 31, 1997 compared to $1.8 million the three months ended March 31, 1996. Total operating expenses (annualized) as a percentage of average net finance receivables owned or serviced increased to 10.61% for the three months ended March 31, 1997 as compared to 7.86% for the three months ended March 31, 1996.

     No income tax expense was recorded for the three months ended March 31, 1997, while $52,000 was recorded for the three months ended March 31, 1996. The decrease was due to the net loss experienced for the three months ended March 31, 1997 versus a net profit for the corresponding period in 1996.

CREDIT LOSS EXPERIENCE

     The Company's credit loss reserves are comprised of three components: nonrefundable acquisition discount; an allowance for credit losses; and refundable dealer reserves. The total of allowance for credit losses, nonrefundable acquisition discount and dealer reserves equaled 11.82% and 13.34% of net owned finance receivables (including finance receivables held for sale) at March 31, 1997 and 1996, respectively. The following discussion reflects the Company's increased emphasis on the allowance for credit losses and its reduced emphasis on nonrefundable acquisition discount to establish credit loss reserves for the Company's Installment Contracts portfolio.

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

     The following table presents a reconciliation of the changes in nonrefundable acquisition discount and dealer reserves for the three months ended March 31, 1997 and 1996:

                                               FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                            1997                    1996
                                        ----------                ----------
                                                (DOLLARS IN THOUSANDS)

 Balance at beginning of period . . . . . .$1,730                     $9,423
 Additions applicable to new volume . . . . 1,670                      2,481
 Reductions applicable to accounts sold . .    --                     (1,281)
 Losses charged, net of recoveries  . . . .  (383)                    (4,802)
                                           ------                     ------
 Balance at end of period  . . . . . . . . $3,017                     $5,821
                                           ------                     ------
                                           ------                     ------
 Balance at end of period as a
   percentage of net finance receivables
   (owned) at end of period (excluding
   finance receivables held for sale) . . . .6.94%                      4.29%

     ALLOWANCE AND PROVISION FOR CREDIT LOSSES/CHARGE-OFFS. The Company maintains an allowance for credit losses at a level that management believes adequate to absorb potential losses in its finance receivables portfolio. Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience and delinquency trends using static pool analysis, the value of the underlying collateral and general economic conditions and trends. If the amount of nonrefundable acquisition discount associated with a specific pool of Installment Contracts is determined to be insufficient, in the opinion of management, to absorb projected losses for that pool, a provision for credit losses would be charged against earnings. The Company's general policy is to charge off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days contractually delinquent. The Company experienced higher charge-off rates during the three months ended March 31, 1997 than during the corresponding period in 1996.

     The following table reflects the Company's allowance for credit losses and provision for credit losses for the three months ended March 31, 1997 and 1996:

                                               FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                            1997                    1996
                                        ----------                ----------
                                                (DOLLARS IN THOUSANDS)

 Balance at beginning of period . . . .  $ 6,046                   $10,808
 Provision charged to expense . . . . .      375                     2,696
 Finance receivables charged off  . . .   (2,028)                   (1,519)
 Recoveries . . . . . . . . . . . . . .       (3)                       23
                                         -------                   -------
 Balance at end of period . . . . . . .  $ 4,390                   $12,008
                                         -------                   -------
                                         -------                   -------
 Allowance as a percentage of net
  finance receivables (owned) at end of
  period (excluding finance receivables
  held for sale)  . . . . . . . . . . .    10.10%                     8.84%

DELINQUENCIES

     The Company monitors delinquencies in the managed finance receivables portfolio to gauge overall credit trends. Managed finance receivables that were 30 days and greater contractually delinquent (net of unearned finance charges) were $13.0 million, $16.6 million and $12.0 million, representing 9.1%, 11.0% and 6.7% of net managed finance receivables, as of March 31, 1997, December 31, 1996, and March 31, 1996, respectively. Managed finance receivables that were 60 days and greater contractually delinquent (net of unearned finance charges) were $3.0 million, $3.4 million and $3.3 million, representing 2.1%, 2.2% and 1.9% of net managed finance receivables as of March 31, 1997, December 31, 1996, and March 31, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations through cash flow from operations, borrowings under the Revolving Credit Agreement, proceeds from subordinated indebtedness and from the periodic sale or securitization of Installment Contracts and other finance receivables.

     Net cash provided by (used in) operating activities totaled $628,000 and $(2.3) million during the three months ended March 31, 1997 and 1996, respectively. During these periods, the primary source or use of net cash provided by (used in) operating activities has been net income, the net change in the allowance for credit losses, the net change in the nonrefundable acquisition discount account and the amount of net finance receivables charged off.

     Net cash provided by (used in) investing activities totaled $(8.0) million and $9.9 million during the three months ended March 31, 1997 and 1996, respectively. During these periods, the primary source or use of net cash provided by (used in) investing activities has been the proceeds from the bulk sale of finance receivables, the amount of principal collected on finance receivables and the level of finance receivables originated.

     Net cash provided by (used in) financing activities, primarily as a result of borrowings and repayments under the Revolving Credit Agreement, totaled $8.7 million and $(7.9) million during the three months ended March 31, 1997 and 1996, respectively.

     The self-liquidating nature of Installment Contracts and Other Loans enables the Company to maintain higher debt-to-equity ratios than in most other businesses. The amount of debt the Company incurs from time to time depends on the Company's need for cash and its ability to borrow under the terms of the Revolving Credit Agreement. The Company intends to meet its short- and long-term liquidity needs with cash flow from operations, borrowings under the Revolving Credit Agreement, the sale or securitization of finance receivables and the proceeds from the issuance of securities in the capital markets.

     The maximum availability under the Revolving Credit Agreement was $50 million at March 31, 1997. The facility matures June 30, 1997. The Company has the option of borrowing funds under the Revolving Credit Agreement at an interest rate equal to either the prime rate of the agent bank or the LIBOR rate plus 2.5% (which rate represents an increase from the rate of LIBOR plus 2.0% that was available to the Company through September 26, 1996). On
March 31, 1997, the three-month LIBOR borrowing rate under the Revolving Credit Agreement was 8.31% compared to 7.44% on March 31, 1996. The prime rate was 8.50% on March 31, 1997 and the three-month LIBOR rate was 5.81% on such date.

     The Company must comply with customary financial and other covenants under the Revolving Credit Agreement. At March 31, 1997, the Company was in breach of the tangible net worth, interest coverage ratio and subordinated debt limitation covenant under the Revolving Credit Agreement and the interest coverage ratio covenant under its agreements with GECC. The Company has received waivers with respect to these breaches (which, pursuant to the Revolving Credit Agreement, are measured on the last day of each quarter) for all periods through June 30, 1997. The Company expects to remain in violation of these covenants for the near term. The waiver received in respect of the breaches of the Revolving Credit Agreement had the effect of, among other things: (i) reducing the amount of the facility to $50 million;
(ii) reducing the borrowing base, generally, to 82.5% (from 85%) of eligible receivables under the Revolving Credit Agreement; and (iii) under certain circumstances, reducing the borrowing base, generally, to 80% and 75% of eligible receivables.

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

     At March 31, 1997, the Company had total debt of $59.3 million as compared to $50.8 million at December 31, 1996 and $110.7 million at March 31, 1996. At March 31, 1997, $8.6 million was available under the Revolving Credit Agreement from committed financial institutions. The following table presents the Company's debt instruments and the weighted average interest rates on such instruments for the periods indicated:


                                        FOR THE THREE MONTHS
                                            ENDED MARCH 31,,
                                    ---------------------------------      FOR THE TWELVE MONTHS
                                         1997              1996           ENDED DECEMBER 31, 1996
                                    --------------  ---------------       -----------------------
                                    BALANCE   RATE   BALANCE    RATE          BALANCE    RATE
                                    -------  ------  --------  ------         -------   ------
                                                    (DOLLARS IN THOUSANDS)
SENIOR:
 Revolving Credit Agreement.......  $41,400   8.33%  $ 91,700   7.38%          $31,763    8.05%
 Loan from Commonly
   Controlled Company.............      289   6.75%       963   6.75%            1,065    6.75%
SUBORDINATED:
 Notes payable....................   17,628  12.18%    18,087  12.14%           17,978   12.15%
                                     -------         --------                  -------
Total debt........................  $59,317  10.49%  $110,750   8.36%          $50,806    9.47%
                                     -------         --------                  -------
                                     -------         --------                  -------

     The following table sets forth information with respect to maturities of senior and subordinated debt at March 31, 1997:

                                       LOANS FROM
                                        COMMONLY
                       SENIOR BANK     CONTROLLED     SUBORDINATED
      YEAR           LINES OF CREDIT    COMPANY       NOTES PAYABLE    TOTAL
      ----           ---------------   ----------     -------------   -------
                                  (DOLLARS IN THOUSANDS)
      1997........       $41,400          $289           $   90       $41,779
      1998........                                          833           833
      1999........                                          806           806
      2000........                                          867           867
      2001........                                          809           809
      Thereafter..                                       14,223
                         -------         -----          -------      --------
          Total...       $41,400          $289          $17,628       $59,317
                         -------         -----          -------      --------
                         -------         -----          -------      --------

     The Company has purchased interest rate caps and interest rate collars in an aggregate notional amount of $45 million. The interest rate cap purchased by the Company in an aggregate notional amount of $15 million protects the Company against increases in the interest rate of a portion of its revolving debt if the three-month LIBOR rate exceeds 10.5%. The interest rate cap expires in July, 1998.

     The interest rate collars purchased by the Company in an aggregate notional amount of $30 million protect the Company against increases in the interest rate of its revolving debt when the three-month LIBOR rate exceeds 8%. The Company must make payments to the counterparties to the interest rate collars if three-month LIBOR falls below 5%. The interest rate collars expire in September, 2000.

     The GECC Agreement provides for the purchase by GECC of Installment Contracts, on a revolving basis, having a maximum principal amount of up to $80 million outstanding at any time. The original term of the GECC Agreement expires June 25, 1997, however, the GECC Agreement provides for an automatic one-year extension through June 25, 1998.

     Total stockholders' equity at March 31, 1997 was $8.8 million as compared to $10.3 million at December 31, 1996 and $15.7 million at March 31, 1996. The Company's ability to pay dividends is limited by the Revolving Credit Agreement.

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

     The company has been named as a defendant in the following described lawsuits:

     1. REHM V. EAGLE FINANCE CORP. is pending in the United States District Court for the Northern District of Illinois and is designated by case number 96 C 2455. The plaintiff has filed a class action complaint alleging that the Company and three of its directors and officers have violated Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated thereunder. The litigation is now proceeding with discovery, although no discovery responses have been provided, and no depositions have been taken. The Company intends to defend vigorously the claims made in the complaint.

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

     3. SOLARMAR SYSTEMS CORP V. EAGLE FINANCE CORP., RONALD B. CLONTS ET AL. was filed on September 14, 1995 in Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, and is designated as Case No. 95-18056-CA-01. This suit arose out of a settlement agreement entered in 1988 between the plaintiff and the predecessor to the Company (the "Settlement Agreement"), following the plaintiff's bankruptcy. The Company (E.F. Wonderlic & Associates, Inc.) purchased promissory notes from the plaintiff that the plaintiff had received in connection with the sale of hot water heating systems to Florida homeowners. The complaint filed against the Company alleges that the Company breached the Settlement Agreement and fraudulently induced the plaintiff to enter into it. The plaintiff's complaint was dismissed in June, 1996, with leave to amend, primarily on the grounds that the claims were time-barred by the applicable Florida statute of limitations. The plaintiff filed an amended complaint in June, 1996, which asserted essentially the same claims of fraud, violations of the Federal Racketeer Influenced and Corrupt Organizations Act and fraud in the inducement. The Company intends to defend vigorously the claims made in the complaint.

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         11   Statement re computation of per share earnings

         27   Financial Data Schedule

     (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EAGLE FINANCE CORP.



Date:  May 14, 1997            ROBERT J. BRAASCH
                               ------------------------------------
                               Robert J. Braasch
                               President and Chief Financial Officer
                               (Duly Authorized Officer and Principal
                                 Financial Officer)

                                  EXHIBIT INDEX
                                  --------------

Exhibit
  No.     Description
-------   -----------

11        Statement re computation of per share earnings

27        Financial Data Schedule