Form 10-Q
period 1997-06-30
EAGLE FINANCE CORP
filed 1997-08-14
CIK 921863

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   (For the Quarterly Period ended June 30, 1997)

                                          OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
          For transition period from ________________to_______________

                      Commission File Number:  0-24286


                                 EAGLE FINANCE CORP.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


            DELAWARE                                        36-2464365
--------------------------------                 ----------------------------
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                                number)

1425 TRI-STATE PARKWAY, GURNEE, ILLINOIS                    60031-4060
-----------------------------------------                   -----------
(Address of principal executive offices)                    (Zip Code)

                                   (847) 855-7150
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----       -----

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

10,000,000 shares of common stock, $0.01 par value per share, were authorized and 4,189,100 shares were issued and outstanding as of June 30, 1997.

                                EAGLE FINANCE CORP.

                                      FORM 10-Q

                               ________________________

                                  TABLE OF CONTENTS
                               ________________________
                                                                         PAGE
                                                                        NUMBER
                            PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Balance Sheets ..............................................    3

          Statements of Income ........................................    4

          Statements of Changes in Stockholders' Equity................    5

          Statements of Cash Flows ....................................    6

          Notes to Financial Statements................................    7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................    9

                             PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS ...........................................   20

Item 2.   CHANGES IN SECURITIES .......................................   21

Item 3.   DEFAULTS UPON SENIOR SECURITIES..............................   21

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   21

Item 5.   OTHER INFORMATION............................................   21

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K ............................   21

SIGNATURES ............................................................  S-1

                                 EAGLE FINANCE CORP.

                                    BALANCE SHEETS
                  AS OF JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996
                                     (Unaudited)

                                        ASSETS

                                                                JUNE 30,
                                                       ----------------------------   DECEMBER 31,
                                                          1997             1996           1996
                                                       -----------   --------------   ------------
Finance receivables, net                               $39,753,660     $119,473,972    $54,663,926
Nonrefundable acquisition discount                        (796,936)      (5,378,439)    (1,443,164)
Allowance for credit losses                             (4,296,219)      (8,892,423)    (6,045,514)
                                                       -----------   --------------   ------------
                                                        34,660,505      105,203,110     47,175,248
Excess servicing receivable                              2,882,771               --      1,050,590
Cash                                                     3,658,884        1,654,451      1,271,594
Money market investments                                   552,863          554,155        552,651
Prepaid expenses and debt issuance costs                 1,118,333        1,030,745      1,554,082
Repossessed or titled assets                             1,857,819        4,761,981      4,249,443
Income tax receivable                                           --               --      4,732,346
Deferred income tax benefit                              1,470,529        4,908,341      1,004,912
Other assets                                             2,705,487        1,282,148      2,176,696
                                                       -----------   --------------   ------------
                                                       $48,907,191     $119,394,931    $63,767,562
                                                       -----------   --------------   ------------
                                                       -----------   --------------   ------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt                                            $20,048,498      $81,902,675    $32,827,893
Subordinated debt                                       17,631,728       17,970,114     17,977,720
Accrued interest                                           502,991          367,353        468,533
Accounts payable and accrued liabilities                 2,099,063        2,986,945      1,893,737
Unearned insurance commissions                               1,209           30,252          5,158
Dealer reserves                                            273,590          270,701        286,783
                                                       -----------   --------------   ------------
Total liabilities                                       40,557,079      103,528,040     53,459,824
Stockholders' equity:
Preferred Stock, authorized 3,000,000 shares;
    none issued                                                 --               --             --
Common Stock:  $.01 par value, authorized 10,000,000
    shares, issued and outstanding 4,189,100 shares         41,891           41,891         41,891
Additional paid-in capital                              13,514,422       13,514,422     13,514,422
Retained earnings                                       (5,206,201)       2,310,578     (3,248,575)
                                                       -----------   --------------   ------------
Total stockholders' equity                               8,350,112       15,866,891     10,307,738
                                                       -----------   --------------   ------------
                                                       $48,907,191     $119,394,931    $63,767,562
                                                       -----------   --------------   ------------
                                                       -----------   --------------   ------------



              See accompanying notes to financial statements.

                            EAGLE FINANCE CORP.

                            STATEMENTS OF INCOME
             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)

                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                          ---------------------------   ---------------------------
                                               1997            1996         1997            1996
                                          ------------   ------------   -----------   -------------
Interest income:
  Interest and fee income                 $  3,178,395   $  7,279,401   $ 6,605,984   $  15,359,907
  Interest expense                          (1,310,153)    (2,483,799)   (2,760,479)     (4,872,722)
                                          ------------   ------------   -----------   -------------
Net interest income                          1,868,242      4,795,602     3,845,505      10,487,185
Provision for credit losses                 (2,793,321)    (2,200,000)   (3,168,321)     (4,896,000)
                                          ------------   ------------   -----------   -------------
Net interest income after provision
  for credit losses                           (925,079)     2,595,602       677,184       5,591,185
Other income:
  Servicing income                           1,659,117      1,676,033     2,439,572       2,353,410
  Gain on sale of finance receivables        2,621,232             --     2,621,232              --
  Insurance commissions                          2,634         13,850         5,044          35,085
                                          ------------   ------------   -----------   -------------
Total other income                           4,282,983      1,689,883     5,065,848       2,388,495
Income before operating expenses             3,357,904      4,285,485     5,743,032       7,979,680
Operating expenses:
  Salaries and related costs                 1,951,323      2,138,417     3,986,468       3,882,362
  Other operating expenses                   1,856,188      1,995,982     3,714,190       3,807,780
                                          ------------   ------------   -----------   -------------
Total operating expenses                     3,807,511      4,134,399     7,700,658       7,690,142
                                          ------------   ------------   -----------   -------------
Income (loss) before income taxes             (449,607)       151,086    (1,957,626)        289,538
Applicable income taxes                             --         26,784            --          78,984
                                          ------------   ------------   -----------   -------------
Net income (loss)                          $  (449,607)   $   124,302   $(1,957,626)    $   210,554
                                          ------------   ------------   -----------   -------------
                                          ------------   ------------   -----------   -------------
Per share data:
  Net income (loss) per common share
    (primary)                                   $(0.11)         $0.03        $(0.47)          $0.05
  Net income (loss) per common share
    (fully diluted)                             $(0.11)         $0.03        $(0.47)          $0.05
  Average number of common shares
    outstanding (primary)                    4,189,100      4,189,100     4,189,100       4,189,100
  Average number of common shares
    outstanding (fully diluted)              4,189,100      4,189,100     4,189,100       4,192,400

              See accompanying notes to financial statements.

                            EAGLE FINANCE CORP.

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)

                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                          ---------------------------     -------------------------
                                               1997            1996            1997          1996
                                           -----------    -----------     -----------   -----------
Common stock:
  Balance at beginning of period           $    41,891    $    41,891     $    41,891   $    41,891
  Stock options exercised                           --             --              --            --
                                           -----------    -----------     -----------   -----------
                                                41,891         41,891          41,891        41,891
                                           -----------    -----------     -----------   -----------
Additional paid-in capital:
  Balance at beginning and end of period    13,514,422     13,514,422      13,514,422    13,514,422
Retained earnings:
  Balance at beginning of period            (4,756,594)     2,186,276      (3,248,575)    2,100,024
  Net income (loss)                           (449,607)       124,302      (1,957,626)      210,554
                                           -----------    -----------     -----------   -----------
                                            (5,206,201)     2,310,578     (5,206,201)     2,310,578
                                           -----------    -----------     -----------   -----------
Total stockholders' equity                 $ 8,350,112    $15,866,891     $ 8,350,112   $15,866,891
                                           -----------    -----------     -----------   -----------
                                           -----------    -----------     -----------   -----------










              See accompanying notes to financial statements.

                            EAGLE FINANCE CORP.

                          STATEMENTS OF CASH FLOWS
             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                ---------------------------     ---------------------------
                                                     1997            1996            1997          1996
                                                ------------   ------------     ------------   ------------
Cash flows from operating activities:
  Net income (loss)                             $   (449,607)  $    124,302     $ (1,957,626)  $    210,554
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
      Provision for credit losses                  2,793,321      2,200,000        3,168,321      4,896,000
      Net finance receivable (charge-offs)
        recoveries against allowance              (2,887,052)    (5,315,282)      (4,917,616)    (6,811,412)
      Decrease (increase) in:
        Prepaid expenses unrelated to debt            80,438        217,443          151,574        172,738
        Excess servicing receivable               (2,034,862)            --       (1,832,181)            --
        Repossessed or titled assets               1,054,529       (314,795)       2,391,624       (332,841)
        Other assets                                (161,198)       103,323         (528,791)       (29,102)
        Income tax receivable                      3,406,729       (772,071)       4,266,729       (772,071)
      Increase (decrease) in:
        Accrued interest                             250,180       (364,988)          34,458       (135,481)
        Accrued income tax                                15       (710,644)           1,925       (683,144)
        Accounts payable and accrued
          liabilities                               (412,552)      (125,671)         203,401       (193,382)
        Unearned insurance commissions                (2,627)       (11,968)          (3,949)       (15,863)
        Dealer reserves                               (3,091)       (24,451)         (13,193)       (22,163)
        Nonrefundable dealer reserves             (1,943,844)      (444,363)        (646,228)    (4,049,713)
                                                ------------   ------------     ------------   ------------
Net cash provided by (used in) operating
    activities                                      (309,621)    (5,439,165)         318,448     (7,765,880)
                                                ------------   ------------     ------------   ------------
Cash flows from investing activities:
  Purchase of investments                             (7,863)        (9,155)            (212)        (9,155)
  Proceeds from bulk sale/securitization of
    vehicle retail installment notes              30,750,043     21,470,402       30,750,043     34,282,274
  Principal collected on finance receivables       3,786,113     12,300,627        9,949,907     27,139,870
  Finance receivables originated or
    acquired (net of write-offs)                 (11,617,665)   (17,382,429)     (25,789,684)   (35,177,250)
                                                ------------   ------------     ------------   ------------
Net cash provided by (used in) investing
  activities                                      22,910,628     16,379,445       14,910,054     26,235,739
                                                ------------   ------------     ------------   ------------
Cash flows from financing activities:
  Proceeds from draws on bank lines               29,592,066     12,700,000       39,229,348     29,280,583
  Repayments of borrowings                       (51,092,066)   (23,950,000)     (51,092,066)   (48,480,583)
  Debt to affiliate                                 (140,764)       489,774         (916,677)       451,118
  Proceeds from issuance of other debt                 7,714         14,320           50,768         55,728
  Repayment of other debt                             (4,217)      (130,913)        (396,760)      (130,913)
  Debt issuance cost                                  73,383       (102,432)         284,175        (60,558)
                                                ------------   ------------     ------------   ------------
Net cash provided by (used in) financing
    activities                                   (21,563,884)   (10,979,251)     (12,841,212)   (18,884,625)
                                                ------------   ------------     ------------   ------------
Cash, net change                                   1,037,123        (38,971)       2,387,290       (414,766)
Cash at beginning of period                        2,621,761      1,693,422        1,271,594      2,069,217
                                                ------------   ------------     ------------   ------------
Cash at end of period                           $  3,658,884   $  1,654,451     $  3,658,884   $  1,654,451
                                                ------------   ------------     ------------   ------------
                                                ------------   ------------     ------------   ------------
Supplemental cash flow disclosures - cash paid
  during the period for:
  Interest                                      $  1,094,431   $  1,828,772     $  2,760,479   $  3,931,756
  Income taxes and Illinois replacement tax     $         15   $  1,509,500     $      1,925   $  1,534,200

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

2. Net income (loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-Q.

3. As of January 1, 1997, the Company adopted Financial Accounting Standards Board Statement ("FASB") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FASB 125"). FASB 125 is effective for transfers and servicing of financial assets and retirements of liabilities occurring after December 31, 1996, and is to be applied prospectively. FASB 125 provides accounting and reporting standards for transfers and servicing of financial assets and retirements of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of FASB 125 is expected to have a material impact on the Company's financial position and results of operations.

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

    FASB 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period

EPS data presented must be restated to conform with FASB 128. Although no assurances can be provided, the Company does not expect adoption of FASB 128 to have a significant impact on the Company's financial statements.

    In June 1997, FASB issued FASB Statement No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997 ("FASB 130"). The statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Although no assurances can be provided, the Company does not expect adoption of FASB 130 to have a significant impact on the Company's financial statements.

THIS REPORT MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY INTENDS SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES REFORM ACT OF 1995, AND IS INCLUDING THIS STATEMENT FOR PURPOSES OF INDICATING SUCH INTENT. FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CERTAIN ASSUMPTIONS, AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS OF THE COMPANY, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE ACTUAL EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OPERATIONS AND FUTURE PROSPECTS OF THE COMPANY INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN INTEREST RATES, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE/REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE U.S. GOVERNMENT, INCLUDING POLICIES OF THE U.S. TREASURY AND THE FEDERAL RESERVE BOARD, THE QUALITY OR COMPOSITION OF THE COMPANY'S PORTFOLIO OF FINANCE RECEIVABLES, THE ABILITY OF THE COMPANY TO OBTAIN DEBT OR OTHER FINANCING, COMPETITION, DEMAND FOR FINANCIAL SERVICES IN THE COMPANY'S MARKET AREA AND ACCOUNTING PRINCIPLES, POLICIES AND GUIDELINES. THESE RISKS AND UNCERTAINTIES SHOULD BE CONSIDERED IN EVALUATING FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. FURTHER INFORMATION CONCERNING THE COMPANY AND ITS BUSINESS, INCLUDING ADDITIONAL FACTORS THAT COULD MATERIALLY AFFECT THE COMPANY'S FINANCIAL RESULTS, IS INCLUDED IN OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

    As of June 30, 1997, the Company had active relationships (I.E., the Company purchased Installment Contracts from such dealers during the preceding 90 days) with approximately 370 dealers located primarily in Illinois, Florida, South Carolina, Georgia and Wisconsin, and, to a lesser extent, in Indiana, New Mexico, Kentucky, Tennessee, Utah and Wyoming.

    The following is management's discussion and analysis of the financial condition of the Company at June 30, 1997 (unaudited) as compared to June 30, 1996 (unaudited) and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996 (unaudited). This discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report. Data for the three months ended June 30, 1997 are not necessarily indicative of results expected for the full fiscal year. The ratios and percentages provided below are calculated using the detailed financial information contained in the Company's financial statements and the financial data included elsewhere in this Form 10-Q. References to "net" finance receivables or Installment Contracts shall mean finance receivables or Installment Contracts, as appropriate, net of unearned finance charges.

RECENT DEVELOPMENTS

    On April 14, 1997 and June 27, 1997, the Company sold approximately $19.2 million and $11.5 million (net), respectively, of Installment Contracts to General Electric Capital Corporation ("GECC") under an Asset Purchase Agreement dated as of June 25, 1996, between the Company and GECC (the "GECC Agreement"). As of June 30, 1997, the Company serviced approximately $74.1 million (net) of Installment Contracts sold pursuant to the GECC Agreement. SEE "--Liquidity and Capital Resources."

GENERAL

    Installment Contracts represented over 99% of the Company's net finance receivables at June 30, 1997. Installment Contracts are purchased on a non-recourse basis from automobile dealers and are typically secured by medium-priced used automobiles. The automobiles are purchased by non-prime consumers at retail prices typically ranging from approximately $5,000 to $15,000. Installment Contracts financing such purchases typically have annual percentage rates of interest ("APRs") ranging from 21% to 33% and repayment terms ranging from 12 to 60 months. The average original principal amount financed under Installment Contracts outstanding at June 30, 1997 was approximately $7,900, at an average APR of approximately 26.5%, with an average original term of approximately 40 months. The Company's experience has shown, however, that the average life of the Company's Installment Contracts is substantially less than 40 months due to payoffs and repossessions that occur prior to contract maturity.

    The Company's outstanding balance of owned or serviced (i.e., managed) Installment Contracts declined to $135.3 million at June 30, 1997 from $151.6 million at December 31, 1996 and from $176.0 million at June 30, 1996. This decline reflects the Company's emphasis on addressing credit losses (rather than portfolio growth) during 1996 and 1997.

    Interest and servicing income on managed Installment Contracts accounts for most of the Company's revenue. The net amount of Installment Contracts purchased declined to $31.0 million during the six months ended June 30, 1997 from $57.5 million during the six months ended June 30, 1996. As reflected in the following table, the finance receivables (purchased or originated) by the Company during the periods presented below consist primarily of Installment Contracts.


                                    FOR THE THREE MONTHS ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------    ---------------------------------------
                                         1997                 1996                 1997                  1996
                                   ----------------     ----------------    ------------------    -----------------
                                              % OF                 % OF                  % OF                 % OF
                                   AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT      TOTAL    AMOUNT      TOTAL
                                   -------   ------     -------    -----     -------     -----    -------    ------
                                                               (DOLLARS IN THOUSANDS)
Net Installment Contracts
    purchased (1).............     $13,817     100%     $28,722      99%     $31,014     100%     $57,477      99%
Net Other
    Loans originated (1)......          57       0%         102       1%         116       0%         190       1%
                                   -------   ------     -------    -----     -------     -----    -------    ------
 Total........................     $13,874     100%     $28,824     100%     $31,130     100%     $57,652     100%
                                   -------   ------     -------    -----     -------     -----    -------    ------
                                   -------   ------     -------    -----     -------     -----    -------    ------
-------------------
(1) Net of unearned finance charges


SECURITIZATION TRANSACTIONS

    The Company sells or securitizes (each, a "Securitization" or "Securitization Transaction") Installment Contracts on a regular basis in order to generate liquidity and to enable the Company to purchase additional Installment Contracts. Securitization Transactions include the sale of distinct portfolios of Installment Contracts with the servicing of the Installment Contracts retained by the Company. The servicing arrangements generally provide for the Company to earn a base servicing fee, computed as a percentage of the outstanding balance of the Installment Contracts, as compensation for its duties as servicer. In addition, the servicing arrangements typically provide that the Company is entitled to certain bonus and excess servicing fees, which represent collections on the securitized portfolio of Installment Contracts in excess of the amounts corresponding to
(i) principal reductions on securitized Installment Contracts, (ii) an agreed upon rate of return and (iii) certain expenses (including, primarily, base servicing fees). Base servicing fees, bonus servicing fees and excess servicing fees are referred to herein, collectively, as "Servicing Fees."

    The Company generally recognizes gains on its Securitization Transactions. Gains are determined based upon the difference between the sale proceeds and the Company's recorded investment in the Installment Contracts included in a Securitization Transaction. Additionally, gains are also comprised of the Company's estimates of excess servicing receivables ("ESRs") for each Securitization Transaction. ESRs represent the present value of the anticipated Servicing Fees on a securitized portfolio of Installment Contracts. Aggregate ESRs are recorded as an asset, and a corresponding gain is recorded in the period the Securitization occurs. To the extent that the actual future performance of the subject Installment Contracts results in lower Servicing Fees than estimated, the recorded ESRs will be adjusted (at least quarterly) with corresponding charges made against income in the period in which the adjustment is made. To the extent that the actual Servicing Fees are greater than estimated, the Company will record additional servicing fee income over the periods in which excess Servicing Fees are collected during the life of the subject portfolios.

    During the quarter ended June 30, 1997, the Company sold (with servicing retained) $30.7 million of Installment Contracts to GECC. Consistent with the Company's adoption of FASB 125, effective January 1, 1997, a gain of $2.6 million was recognized and capitalized in the quarter ended June 30, 1997. The Company intends to continue to record gains or losses, as appropriate, resulting from future Securitizations in a manner consistent with generally accepted accounting principles. The net amount of Installment Contracts serviced by the Company for third parties was $95.5 million and $56.5 million at June 30, 1997 and 1996, respectively. SEE "--Profitability" and "--Liquidity and Capital Resources."

PROFITABILITY

    The following table sets forth certain data relating to the Company's net income for the three and six months ended June 30, 1997 and 1996 and for the year ended December 31, 1996:


                                                             FOR THE THREE MONTHS      FOR THE THREE MONTHS      FOR THE
                                                                 ENDED JUNE 30,            ENDED JUNE 30,       YEAR ENDED
                                                             ---------------------     ---------------------    DECEMBER 31,
                                                               1997         1996         1997         1996         1996
                                                             --------     --------     --------     --------     --------
                                                                                (DOLLARS IN THOUSANDS)
 Average net finance receivables
    Owned................................................... $ 49,121     $133,892     $ 52,586     $136,859     $116,797
    Serviced................................................   89,782       44,565       90,506       42,907       56,041
                                                             --------     --------     --------     --------     --------
         Managed............................................  138,903      178,457      143,092      179,766      172,838
Average interest bearing liabilities........................   45,456      110,586       49,114      112,689       98,202
 Total interest and fee income (owned)......................    3,178        7,279        6,606       15,360       26,653
 Total interest expense (owned).............................    1,310        2,483        2,760        4,873        9,059
                                                             --------     --------     --------     --------     --------
Net interest income before provision for
    credit losses (owned)................................... $  1,868     $  4,796      $ 3,846    $  10,487     $ 17,594
                                                             --------     --------     --------     --------     --------
Average interest rate earned on
    net finance receivables (owned).........................    25.88%       21.75%       25.12%       22.45%       22.82%
Average interest rate on interest
 bearing liabilities (owned)................................    11.53%        8.98%       11.24%        8.65%        9.23%
                                                             --------     --------     --------     --------     --------
 Net interest spread (owned)................................    14.35%       12.76%       13.88%       13.80%       13.59%
                                                             --------     --------     --------     --------     --------
 Net interest margin (owned) (1)............................    15.21%       14.33%       14.63%       15.33%       15.06%
                                                             --------     --------     --------     --------     --------

--------------------------

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

    An increasingly larger component of the Company's profitability is the servicing income earned on Securitization Transactions by the Company.

Servicing income is derived from base servicing fees for Installment Contract administration and collection services and bonus or excess servicing fees paid based on the performance of the securitized Installment Contracts. The increase in servicing income was due to higher levels of Installment Contracts serviced by the Company. The following table sets forth certain data relating to servicing fees for the periods shown:



                                                   FOR THE THREE MONTHS        FOR THE THREE MONTHS        FOR THE
                                                      ENDED JUNE 30,               ENDED JUNE 30,         YEAR ENDED
                                               -------------------------     -------------------------    DECEMBER 31,
                                                  1997            1996          1997           1996           1996
                                               ----------     ----------     ----------     ----------     ----------
Base servicing fees.......................     $  689,129     $  312,426     $1,375,168     $  620,680     $1,712,437
Bonus/excess servicing fees(1)...........       1,556,359      1,363,607      1,853,455      1,732,730      3,705,841
Amortization of ESRs(1)..................        (586,371)            --       (789,051)            --       (310,693)
                                               ----------     ----------     ----------     ----------     ----------
Net servicing fees.......................      $1,659,117     $1,676,033     $2,439,572     $2,353,410     $5,107,585
                                               ----------     ----------     ----------     ----------     ----------
                                               ----------     ----------     ----------     ----------     ----------

---------------------------

(1) Servicing Fees in respect of pre-1997 Securitization Transactions with GECC are recorded as income when received (I.E., on a cash-flow basis). As a result, there is no amortization of ESRs with respect to Installment Contracts included in such Securitization Transactions. A portion of the bonus/excess servicing fees reflects cash flows from pre-1997 Securitization Transactions with GECC. The October 1996 Securitization with Greenwich Capital Markets Inc. was accounted for in accordance with FASB 125.

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

    Another significant component of the Company's profitability is the level of its operating expenses. Operating expenses are influenced by the level of volume and delinquency in the Company's Installment Contracts. The Company increased the number of employees in early 1996 in order to address increases in delinquencies.

FINANCIAL CONDITION

    Total assets decreased $14.9 million (23.3%) to $48.9 million at June 30, 1997 from $63.8 million at December 31, 1996 primarily due to a decrease in net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) to $34.7 million at June 30, 1997 from $47.2 million at December 31, 1996. Total assets were $119.4 million at June 30, 1996 and net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) were $105.2 million at such date. This decline in assets and finance receivables is, in part, attributable to the securitization of Installment Contracts and lower Installment Contract acquisition levels resulting in reduced receivables outstanding. The Securitization of Installment Contracts was part of the Company's financing plan. SEE "--Liquidity and Capital Resources." The net amount of owned or serviced Installment Contracts decreased to $135.3 million at June 30, 1997 from $151.6 million at December 31, 1996. The net amount of owned or serviced Installment Contracts was $176.0 million at June 30, 1996.

    Total liabilities decreased $12.9 million (24.1%) to $40.6 million at June 30, 1997 from $53.5 million at December 31, 1996, primarily due to a decrease in total debt to $37.7 million at June 30, 1997 from $50.8 million at December 31, 1996. The decrease in total debt was primarily the result of a reduction in borrowings under the Revolving Credit Agreement to $19.9 million at June 30, 1997 from $31.8 million at December 31, 1996. SEE "--Liquidity and Capital Resources." Total liabilities and stockholders' equity decreased $14.9 million (23.3%) to $48.9 million at June 30, 1997 from $63.8 million at December 31, 1996.

RESULTS OF OPERATIONS

    The following table sets forth certain data relating to the Company's results of operations for the three and six months ended June 30, 1997 and 1996:

                                                   FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                       ENDED JUNE 30,            ENDED JUNE 30,
                                                  ----------------------     -----------------------
                                                     1997         1996          1997          1996
                                                  ---------     --------     ---------     ---------
                                                                (DOLLARS IN THOUSANDS)
Automobile portfolio interest and
    fee income.................................     $3,110       $7,205       $ 6,460       $15,222
                                                  ---------     --------     ---------     ---------
 Total interest and fee income.................     $3,178       $7,279       $ 6,606       $15,360
 Total interest expense........................      1,310        2,483         2,760         4,873
                                                  ---------     --------     ---------     ---------
Net interest income before provision for
    credit losses..............................      1,868        4,796         3,846        10,487
 Provision for credit losses...................      2,793        2,200         3,169         4,896
                                                  ---------     --------     ---------     ---------
Net interest income after provision for
    credit losses..............................       (925)       2,596           677         5,591
                                                  ---------     --------     ---------     ---------
 Other Income:
 Servicing income (from Installment
    Contracts).................................      1,659        1,676         2,440         2,353
 Gain on securitization........................      2,621           --         2,621            --
 Insurance products commissions................          2           14             5            36
                                                  ---------     --------     ---------     ---------
 Total other income............................      4,282        1,690         5,066         2,389
                                                  ---------     --------     ---------     ---------
 Salaries and related costs....................      1,951        2,138         3,986         3,882
 Other operating expenses......................      1,856        1,997         3,715         3,808
                                                  ---------     --------     ---------     ---------
 Total operating expenses......................      3,807        4,135         7,701         7,690
                                                  ---------     --------     ---------     ---------
 Income (loss) before taxes....................       (450)         151        (1,958)          290
 Taxes.........................................         --           27            --            79
                                                  ---------     --------     ---------     ---------
 Net income (loss).............................    $  (450)      $  124     $  (1,958)       $  211
                                                  ---------     --------     ---------     ---------
                                                  ---------     --------     ---------     ---------

    COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996. The Company experienced a net loss of $2.0 million for the six months ended June 30, 1997 compared to net income of $211,000 for the comparable 1996 period, primarily due to the decrease in net interest income before provision for credit losses. Net interest income before the provision for credit losses decreased 63.3% to $3.8 million for the six months ended June 30, 1997 from $10.5 million for the comparable 1996 period, primarily as a result of a decline in the outstanding balance of net finance receivables owned by the Company. The net finance receivables outstanding at June 30, 1997 decreased to $39.8 million from $119.5 million at June 30, 1996, due to increased Securitizations and reduced originations of Installment Contracts. SEE "--Liquidity and Capital Resources."

    Total interest expense decreased to $2.8 million for the six months ended June 30, 1997 from $4.9 million for the six months ended June 30, 1996. The decrease resulted from a decrease in the amount of average debt outstanding, which was partially offset by higher borrowing rates. The total debt outstanding at June 30, 1997 decreased to $37.7 million from $99.9 million at June 30, 1996. The average debt outstanding for the six months ended June 30, 1997 decreased to $49.1 million from $112.7 million for the six months ended June 30, 1996. The weighted average interest rate paid for borrowed funds increased to 11.24% for the six months ended June 30, 1997 from 8.65% for the six months ended June 30, 1996 primarily as a result of the subordinated debt representing a higher proportion of total debt.

    The provision for credit losses decreased $1.7 million to $3.2 million for the six months ended June 30, 1997 from $4.9 million for the six months ended June 30, 1996. The decline in the provision for credit losses was due, in part, to the decline in the outstanding balance of net finance receivables owned by the Company. SEE "--Credit Loss Experience."

    Other income, consisting primarily of income from Servicing Fees and gains on Securitization Transactions, increased 112% to $5.1 million for the six months ended June 30, 1997 from $2.4 million for the six months ended June 30, 1996. Servicing income, net of ESR amortization, was $2.4 million for the six months ended June 30, 1997 and 1996. Gains on sale of $2.6 million were recognized for the six months ended June 30, 1997. No comparable gain was recognized for the six months ended June 30, 1996. This increase reflects the increased amount of servicing-retained Securitizations
of finance receivables by the Company.   SEE "--Profitability."

    Total operating expenses remained at $7.7 million for the six months ended June 30, 1997 compared to $7.7 million for the six months ended June 30, 1996. Salaries and related costs increased $104,000 from the corresponding period in 1996 to $4.0 million for the six months ended June 30, 1997, due primarily to normal pay increases. The number of full time equivalent employees decreased 18.7% at June 30, 1997 when compared to June 30, 1996. The Company's other operating expenses decreased to $3.7 million for the six months ended June 30, 1997 compared to $3.8 million the six months ended June 30, 1996. Total operating expenses (annualized) as a percentage of average net finance receivables owned or serviced increased to 10.8% for the six months ended June 30, 1997 as compared to 8.6% for the six months ended June 30, 1996, principally as a result of a decrease in owned or serviced finance receivables.

    No income tax expense was recorded for the six months ended June 30, 1997, while $79,000 was recorded for the six months ended June 30, 1996. The decrease was due to the net loss experienced for the six months ended June 30, 1997 as compared to a net profit for the corresponding period in 1996.

    COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30, 1996. The Company experienced a net loss of $450,000 for the three months ended June 30, 1997 compared to net income of $124,000 for the comparable 1996 period.

    Net interest income before the provision for credit losses decreased 61.0% to $1.9 million for the three months ended June 30, 1997 from $4.8 million for the comparable 1996 period, primarily as a result of a decline in the outstanding balance of net finance receivables owned by the Company.

    Total interest expense decreased to $1.3 million for the three months ended June 30, 1997 from $2.5 million for the three months ended June 30, 1996. The decrease resulted from a decrease in the amount of average debt outstanding, which was partially offset by higher borrowing rates. The weighted average interest rate paid for borrowed funds increased to 11.53% for the three months ended June 30, 1997 from 8.98% for the three months ended June 30, 1996 primarily as a result of the subordinated debt representing a higher proportion of total debt.

    The provision for credit losses increased $0.6 million to $2.8 million for the three months ended June 30, 1997 from $2.2 million for the three months ended June 30, 1996. The increase in the provision for credit losses was due, in part, to increasing reserves and allowances available for losses to 13.5% of net finance receivables owned by the Company from 12.2% at June 30, 1996. SEE "--Credit Loss Experience."

    Other income, consisting primarily of income from Servicing Fees and gains on Securitization Transactions, increased 153% to $4.3 million for the three months ended June 30, 1997 from $1.7 million for the three months ended June 30, 1996. Servicing income, net of ESR amortization, was $1.7 million for the three months ended June 30, 1997 and 1996. Gains on sale of $2.6 million were recognized for the three months ended June 30, 1997. No comparable gain was recognized for the three months ended June 30, 1996. This increase reflects the increased amount of servicing-retained Securitizations of finance receivables by the Company. SEE "--Profitability."

    Total operating expenses decreased to $3.8 million for the three months ended June 30, 1997 compared to $4.1 million for the three months ended June 30, 1996. Salaries and related costs decreased $187,000 from the corresponding period in 1996 to $2.0 million for the three months ended June 30, 1997, due primarily to a decreasing number of employees and benefit costs offset by normal pay increases. The Company's other operating expenses decreased to $1.9 million for the three months ended June 30, 1997 compared to $2.0 million the three months ended June 30, 1996. Total operating expenses (annualized) as a percentage of average net finance receivables owned or serviced increased to 11.0% for the three months ended June 30, 1997 as compared to 9.3% for the three months ended June 30, 1996.

    No income tax expense was recorded for the three months ended June 30, 1997, while $27,000 was recorded for the three months ended June 30, 1996. The decrease was due to the cumulative net loss experienced for the 1997 tax year as compared to a net profit for the corresponding period in 1996.

CREDIT LOSS EXPERIENCE

    The Company's credit loss reserves are comprised of three components: nonrefundable acquisition discount; an allowance for credit losses; and refundable dealer reserves. The total of allowance for credit losses, nonrefundable acquisition discount and dealer reserves equaled 13.5% and 12.2% of net owned finance receivables at June 30, 1997 and 1996, respectively.

    NONREFUNDABLE ACQUISITION DISCOUNT AND DEALER RESERVES. In order to achieve an acceptable rate of return and appropriately reflect credit risks generally associated with the Company's automobile finance business, the Company purchases Installment Contracts from dealers at a discount from their principal amount. The Company negotiates the amount of the discount with dealers based upon various criteria, including the credit risk associated with the contracts being purchased and market pricing factors. The discount is nonrefundable, is equal to the difference between (a) the total principal amount to be repaid under the Installment Contract and (b) net funds paid to the dealer, and is allocated to the nonrefundable acquisition discount account. As part of the Company's financing of retail installment sales contracts (other than Installment Contracts), refundable dealer reserves may be established to protect the Company from losses associated with such contracts, and are shown as a liability of the Company.

    The following table presents a reconciliation of the changes in nonrefundable acquisition discount and dealer reserves for the three and six months ended June 30, 1997 and 1996:

                                                   FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                       ENDED JUNE 30,            ENDED JUNE 30,
                                                  ----------------------     -----------------------
                                                     1997         1996          1997          1996
                                                  ---------     --------     ---------     ---------
                                                                (DOLLARS IN THOUSANDS)
 Balance at beginning of period...............      $3,017        $6,118       $1,730      $  9,721
 Additions applicable to new volume...........       1,432         2,897        3,102         5,382
 Reductions applicable to accounts sold.......      (3,104)       (2,701)      (3,104)       (3,982)
 Losses charged, net of recoveries............        (275)         (665)        (658)       (5,472)
                                                  ---------     --------     ---------     ---------
 Balance at end of period.....................      $1,070        $5,649       $1,070      $  5,649
                                                  ---------     --------     ---------     ---------
                                                  ---------     --------     ---------     ---------
 Balance at end of period as a percentage
    of net finance receivables (owned) at
    end of period.............................        2.69%         4.73%        2.69%         4.73%

    ALLOWANCE AND PROVISION FOR CREDIT LOSSES/CHARGE-OFFS. The Company maintains an allowance for credit losses at a level that management believes is adequate to absorb potential losses in its finance receivables portfolio. Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience and delinquency trends using static pool analysis, the value of the underlying collateral and general economic conditions and trends. If the amount of nonrefundable acquisition discount associated with a specific pool of Installment Contracts is determined to be insufficient, in the opinion of management, to absorb projected losses for that pool, a provision for credit losses would be charged against earnings. The Company's general policy is to charge-off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days contractually delinquent. The amount of the Company's charge-offs, and the charge-off rate as a percentage of average owned Installment Contracts (net), was $2.5 million, or 20.1%, during the three months ended June 30, 1997, and $6.4 million, or 19.1%, during the corresponding period in 1996.

    The following table reflects the Company's allowance for credit losses and provision for credit losses for the three and six months ended June 30, 1997 and 1996:

                                                   FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                       ENDED JUNE 30,            ENDED JUNE 30,
                                                  ----------------------     -----------------------
                                                     1997         1996          1997          1996
                                                  ---------     --------     ---------     ---------
                                                                (DOLLARS IN THOUSANDS)
 Balance at beginning of period...............     $  4,390    $  12,008      $  6,046       $10,807
 Provision charged to expense.................        2,793        2,200         3,169         4,896
 Losses charged net of recoveries.............       (2,887)      (5,316)       (4,919)       (6,811)
                                                  ---------     --------     ---------     ---------
 Balance at end of period.....................     $  4,296     $  8,892      $  4,296      $  8,892
                                                  ---------     --------     ---------     ---------
                                                  ---------     --------     ---------     ---------
Allowance as a percentage of net
    finance receivables (owned) at end of
    period....................................        10.81%        7.44%        10.81%         7.44%


DELINQUENCIES

    The Company monitors delinquencies in the managed finance receivables portfolio to gauge overall credit trends. Managed finance receivables that were 30 days and greater contractually delinquent (net of unearned finance charges) were $11.8 million, $16.6 million and $14.6 million, representing 8.7%, 11.0% and 8.3% of net managed finance receivables, as of June 30, 1997, December 31, 1996, and June 30, 1996, respectively. Managed finance receivables that were 60 days and greater contractually delinquent (net of unearned finance charges) were $3.1 million, $3.4 million and $2.7 million, representing 2.3%, 2.2% and 1.5% of net managed finance receivables as of June 30, 1997, December 31, 1996, and June 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its operations through cash flow from operations, borrowings under that certain Revolving Credit Agreement dated June 30, 1995 among the Company, CoreStates Bank, N.A., as agent, and seven other commercial banks (as amended, the "Revolving Credit Agreement"), proceeds from subordinated indebtedness and from the periodic sale or securitization of Installment Contracts and other finance receivables.

    Net cash provided by (used in) operating activities totaled ($310,000) and ($5.4) million during the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, net cash provided by (used in) operating activities totaled $318,000 and ($7.8) million, respectively. During these periods, the primary source of net cash provided by (used in) operating activities has been net income and the net changes in the provision for credit losses and the nonrefundable acquisition discount accounts. Net cash provided by operating activities was affected by reductions in income tax receivables and repossessed assets for the three and six months ended June 30, 1997. Net cash used in operating activities for the three and six months ended June 30, 1997 and 1996 was affected by the significant decline in the nonrefundable acquisition discount account and by the net change in the allowance for credit losses.

    Net cash provided by (used in) investing activities represents the net investment in, or liquidation of, finance receivables, which for the three-month period ended June 30, 1997 and 1996 was $22.9 million and $16.4 million, respectively. For the six months ended June 30, 1997 and 1996, net cash provided by (used in) investing activities was $14.9 million and $26.2 million, respectively. During the three and six months ended June 30, 1997, cash provided from the sale/securitization of Installment Contracts was $30.8 million. Cash provided from the sale/securitization of Installment Contracts was $21.5 million and $34.3 million for the three and six months ended June 30, 1996

    Net cash provided by (used in) financing activities for the three and six months ended June 30, 1997 and the comparable 1996 periods largely result from borrowings and repayments under the Revolving

Credit Agreement. Net cash provided by (used in) financing activities for the three months ended June 30, 1997 was ($21.6) million and net cash provided by financing activities for the three months ended June 30, 1996 was ($11.0) million. For the six months ended June 30, 1997 and 1996, net cash provided by (used in) financing activities was ($12.8) million and ($18.9) million, respectively.

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

    The maximum availability under the Revolving Credit Agreement was $10.1 million at June 30, 1997. The facility matures September 30, 1997. The Company has the option of borrowing funds under the Revolving Credit Agreement at an interest rate equal to either the prime rate of the agent bank or the LIBOR rate plus 2.5% (which rate represents an increase from the rate of LIBOR plus 2.0% that was available to the Company through September 26, 1996). On June 30, 1997, the three-month LIBOR borrowing rate under the Revolving Credit Agreement was 8.31% compared to 7.44% on June 30, 1996. The prime rate was 8.50% on June 30, 1997 and the three-month LIBOR rate was 5.81% on such date.

    The Company must comply with customary financial and other covenants under the Revolving Credit Agreement. At June 30, 1997, the Company was in breach of the tangible net worth, interest coverage ratio and subordinated debt limitation covenant under the Revolving Credit Agreement and the interest coverage ratio covenant under its agreements with GECC. The Company has received waivers with respect to these breaches (which, pursuant to the Revolving Credit Agreement, are measured on the last day of each quarter) for all periods through September 30, 1997. The Revolving Credit Agreement waiver also provides for, among other things: (i) a reduction in the total amount of the facility to $30 million; and (ii) a reduction in the borrowing base, generally, to 75% of eligible receivables. The Company expects to remain in violation of these covenants for the near term.

    The Company is continuing negotiations with its current lenders and alternative lenders to provide financing beyond September 30, 1997. In any event, the Company anticipates relying more heavily during 1997 and thereafter upon alternative funding sources, such as securitization financing. No assurance can be given that the Revolving Credit Agreement, or an equivalent facility, will be in place beyond September 30, 1997, or that alternative funding transactions will be successfully completed, although management does believe that existing and/or alternative funding sources will continue to provide the Company with sufficient liquidity to maintain existing operations.

    At June 30, 1997, the Company had total debt of $37.7 million as compared to $50.8 million at December 31, 1996 and $99.9 million at June 30, 1996. At June 30, 1997, $10.1 million was available under the Revolving Credit Agreement from committed financial institutions. The following table presents the Company's debt instruments and the weighted average interest rates on such instruments for the periods indicated:

                                                                                                AS OF AND FOR THE
                                                     FOR THE SIX MONTHS ENDED JUNE 30,         TWELVE MONTHS ENDED
                                                       1997                    1996             DECEMBER 31, 1996
                                               -------------------      ------------------      ------------------
                                               BALANCE       RATE       BALANCE       RATE      BALANCE       RATE
                                               -------      ------      -------      -----      -------      -----
                                                                        (DOLLARS IN THOUSANDS)
 SENIOR:
   Revolving Credit Agreement..............    $19,900       8.59%      $80,450       8.25%      $31,763      8.05%
   Loan from Commonly Controlled
    Company................................        148       6.75%        1,453       6.75%        1,065      6.75%
 SUBORDINATED:
   Notes payable...........................     17,632      12.18%       17,970      12.14%       17,978     12.15%
                                               -------                  -------                  -------
 Total debt................................    $37,680      11.24%      $99,873       8.65%      $50,806      9.23%
                                               -------                  -------                  -------
                                               -------                  -------                  -------

    The following table sets forth information with respect to maturities of senior and subordinated debt at June 30, 1997:

                                                LOANS FROM
                                      SENIOR      COMMONLY
                                    BANK LINES   CONTROLLED  SUBORDINATED
    YEAR                             OF CREDIT    COMPANY    NOTES PAYABLE    TOTAL
    ----                            ----------   ----------  -------------   --------
                                                (DOLLARS IN THOUSANDS)
    1997........................      $19,900       $148         $  88       $20,136
    1998........................                                    13            13
    1999........................                                   833           833
    2000........................                                   807           807
    2001........................                                   869           869
    Thereafter..................                                15,022        15,022
                                    ----------   ----------  -------------   --------
    Total.......................      $19,900       $148       $17,632       $37,680
                                    ----------   ----------  -------------   --------
                                    ----------   ----------  -------------   --------


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

    The GECC Agreement provides for the purchase by GECC of Installment Contracts, on a revolving basis, having a maximum principal amount of up to $80 million (net) outstanding at any time. As of June 30, 1997, $74.1 million
(net) principal amount of Installment Contracts was outstanding pursuant to the GECC Agreement. The term of the GECC Agreement expires June 25, 1998.

    Total stockholders' equity at June 30, 1997 was $8.8 million as compared to $10.3 million at December 31, 1996 and $15.9 million at June 30, 1996. The Company's ability to pay dividends is limited by the Revolving Credit Agreement.

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

    The company has been named as a defendant in the following described lawsuits:

    1. REHM V. EAGLE FINANCE CORP. is pending in the United States District Court for the Northern District of Illinois and is designated by case number 96 C 2455. The plaintiff has filed a class action complaint alleging that the Company and three of its directors and officers have violated Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated thereunder. The litigation is now proceeding with discovery, although no depositions have been taken. The Company intends to defend vigorously the claims made in the complaint.

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

    4. DRAKE V. EAGLE FINANCE CORP., was filed on June 13, 1997 in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 L 6521. The class action Complaint alleges that he Company has violated the Uniform Commercial Code, the Illinois Consumer Fraud Act and the Illinois Sales Finance Agency Act arising out of the notice that the Company sent to the plaintiff's after the Company repossessed their car. The case is in the initial pleading stages, and no discovery has been taken. The Company intends to defend vigorously the claims made in the Complaint.

    5. HALL V. EAGLE FINANCE CORP., was filed on July 28, 1997 in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 CH 9328. The class action Complaint alleges that the Company has violated the Illinois Wage Assignment Act arising out of the Company's attempt to enforce the wage assignment that the plaintiff executed when he purchased a car. The case is in its initial pleading stage, and no discovery has been taken. The Company intends to defend vigorously the claims made in the Complaint.

ITEM 2.       CHANGES IN SECURITIES - None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A.  The Annual Meeting of Stockholders was held on May 20, 1997.

  B. At the meeting, Charles F. Wonderlic and Robert L. Jooss were elected to serve as Class III directors (term expires in 2000). Continuing as Class II directors (term expires in 1999) are Robert H. Arnold, Ronald B. Clonts and Walter J. O'Brien. Continuing as Class I directors (term expires in 1998) are Richard E. Wonderlic and E. Bruce Fredrickson.

  C. The following individuals were elected to serve as directors of the Company for a term of three years at the Annual Meeting. The votes for and against such individuals are set forth below.

                                        FOR      AGAINST      WITHHELD
                                     --------    -------      --------
  1.  Charles F. Wonderlic           3,914,623      0         43,915
  2.  Robert L. Jooss                3,914,623      0         43,915

  D. Ratification of KPMG Peat Marwick LLP as the Company's independent auditors.

            FOR         AGAINST       WITHHELD          ABSTAINED
         ---------      -------       --------          ---------
         3,907,063      28,825         22,450              200

ITEM 5.       OTHER INFORMATION - None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1 Form of Fourth Amendment to Amended and Restated
              Revolving Credit Agreement dated June 30, 1997

         11   Statement re computation of per share earnings

         27   Financial Data Schedule

    (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EAGLE FINANCE CORP.



Date:  August 13, 1997                   ROBERT J. BRAASCH
                                         ----------------------------------
                                         Robert J. Braasch
                                         President and Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                         Financial Officer)

                               EXHIBIT INDEX


Exhibit
 No.          Description
-------     --------------
 10.1 Form of Fourth Amendment to Amended and Restated Revolving Credit Agreement dated June 30, 1997

 11       Statement re computation of per share earnings

 27       Financial Data Schedule