Form 10-Q
period 1997-09-30
EAGLE FINANCE CORP
filed 1997-11-14
CIK 921863

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             (For the Quarterly Period ended September 30, 1997)

                                         OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For transition period from ________________to_______________

                   Commission File Number:  0-24286


                             EAGLE FINANCE CORP.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                36-2464365
-------------------------------        ------------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)

1425 TRI-STATE PARKWAY, GURNEE, ILLINOIS              60031-4060
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

                                    (847) 855-7150
                ----------------------------------------------------
                (Registrant's telephone number, including area code)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ----       ----

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

10,000,000 shares of common stock, $0.01 par value per share, were authorized and 4,228,690 shares were issued and outstanding as of September 30, 1997.

                               EAGLE FINANCE CORP.

                                     FORM 10-Q

                              ________________________

                                 TABLE OF CONTENTS
                              ________________________
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
                          PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Statements of Income. . . . . . . . . . . . . . . . . . . . . . . . . 4

         Statements of  Changes in Stockholders' Equity. . . . . . . . . . . . 5

         Statements of  Cash Flows . . . . . . . . . . . . . . . . . . . . . . 6

         Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . 7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . 9

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . 22

Item 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . 22

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . 22

Item 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . 22

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .S-1

                                 EAGLE FINANCE CORP.

                                    BALANCE SHEETS
               AS OF SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996
                                     (Unaudited)

                                        ASSETS


                                                                    SEPTEMBER 30,
                                                            --------------------------     DECEMBER 31,
                                                                 1997         1996             1996
                                                            ------------  -------------    -----------
Finance receivables, net. . . . . . . . . . . . . . . . . . $ 46,512,640   $118,001,578    $54,663,926
Nonrefundable acquisition discount. . . . . . . . . . . . .     (769,956)    (3,789,744)    (1,443,164)
Allowance for credit losses . . . . . . . . . . . . . . . .   (4,075,078)    (7,949,865)    (6,045,514)
                                                            ------------   ------------    -----------
                                                              41,667,606    106,261,969     47,175,248
Excess servicing receivable . . . . . . . . . . . . . . . .    2,645,331             --      1,050,590
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,341,969      2,198,112      1,271,594
Money market investments. . . . . . . . . . . . . . . . . .      552,301        545,509        552,651
Prepaid expenses and debt issuance costs. . . . . . . . . .    1,161,996      1,875,702      1,554,082
Repossessed or titled assets. . . . . . . . . . . . . . . .    1,902,452      5,388,343      4,249,443
Income tax receivable . . . . . . . . . . . . . . . . . . .           --             --      4,732,346
Deferred income tax benefit . . . . . . . . . . . . . . . .    1,467,129      4,865,984      1,004,912
Other assets    . . . . . . . . . . . . . . . . . . . . . .    2,854,811        543,200      2,176,696
                                                            ------------   ------------    -----------
                                                            $ 54,593,595   $121,678,819    $63,767,562
                                                            ------------   ------------    -----------
                                                            ------------   ------------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt . . . . . . . . . . . . . . . . . . . . . . . .   27,996,177    $84,491,239    $32,827,893
Subordinated debt . . . . . . . . . . . . . . . . . . . . .   17,597,981     18,006,905     17,977,720
Accrued interest. . . . . . . . . . . . . . . . . . . . . .      152,710        160,967        468,533
Accounts payable and accrued liabilities. . . . . . . . . .    2,598,322      2,636,405      1,893,737
Unearned insurance commissions. . . . . . . . . . . . . . .        1,179         23,884          5,158
Dealer reserves . . . . . . . . . . . . . . . . . . . . . .      271,357        278,505        286,783
                                                            ------------   ------------    -----------
Total liabilities . . . . . . . . . . . . . . . . . . . . .   48,617,726    105,597,905     53,459,824
Stockholders' equity:
Preferred Stock, authorized 3,000,000 shares;
  none issued . . . . . . . . . . . . . . . . . . . . . . .           --            --              --
Common Stock:  $.01 par value, authorized 10,000,000
  shares, issued and outstanding 4,228,690 shares . . . . .       42,287         41,891         41,891
Additional paid-in capital. . . . . . . . . . . . . . . . .   13,593,206     13,514,422     13,514,422
Retained earnings . . . . . . . . . . . . . . . . . . . . .   (7,659,624)     2,524,601     (3,248,575)
                                                            ------------   ------------    -----------
Total stockholders' equity. . . . . . . . . . . . . . . . .    5,975,869     16,080,914     10,307,738
                                                            ------------   ------------    -----------
                                                             $54,593,595   $121,678,819    $63,767,562
                                                            ------------   ------------    -----------
                                                            ------------   ------------    -----------


                See accompanying notes to financial statements.

                              EAGLE FINANCE CORP

                             STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)

                                                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------  -------------------------------
                                                       1997           1996            1997           1996
                                                   -----------     ----------     -----------     ----------
Interest income:
   Interest and fee income. . . . . . . . . . . .   $2,738,079     $6,949,015      $9,344,063    $22,308,922
   Interest expense . . . . . . . . . . . . . . .   (1,311,917)    (2,406,059)     (4,072,396)    (7,278,781)
                                                   -----------     ----------     -----------     ----------
Net interest income . . . . . . . . . . . . . . .    1,426,162      4,542,956       5,271,667     15,030,141
Provision for credit losses . . . . . . . . . . .   (1,297,225)    (1,730,000)     (4,465,546)    (6,626,000)
                                                   -----------     ----------     -----------     ----------
Net interest income after provision
  for credit losses . . . . . . . . . . . . . . .      128,937      2,812,956         806,121      8,404,141
Other income:
   Servicing income . . . . . . . . . . . . . . .      524,777      1,758,189       2,964,349      4,111,599
   Gain on sale of finance receivables. . . . . .      468,563             --       3,089,795             --
   Insurance commissions. . . . . . . . . . . . .           --          8,530           5,044         43,615
                                                   -----------     ----------     -----------     ----------
Total other income. . . . . . . . . . . . . . . .      993,340      1,766,719       6,059,188      4,155,214
Income before operating expenses. . . . . . . . .    1,122,277      4,579,675       6,865,309     12,559,355
Operating expenses:
   Salaries and related costs . . . . . . . . . .    1,941,567      2,033,544       5,928,035      5,915,906
   Other operating expenses . . . . . . . . . . .    1,634,133      2,198,669       5,348,323      6,006,450
                                                   -----------     ----------     -----------     ----------
Total operating expenses. . . . . . . . . . . . .    3,575,700      4,232,213      11,276,358     11,922,356
                                                   -----------     ----------     -----------     ----------
Income (loss) before income taxes . . . . . . . .   (2,453,423)       347,462      (4,411,049)       636,999
Applicable income taxes . . . . . . . . . . . . .           --        133,439             --         212,423
                                                   -----------     ----------     -----------     ----------
Net income (loss) . . . . . . . . . . . . . . . .  $(2,453,423)      $214,023     $(4,411,049)      $424,576
                                                   -----------     ----------     -----------     ----------
                                                   -----------     ----------     -----------     ----------
Per share data:
   Net income (loss) per common share
    (primary) . . . . . . . . . . . . . . . . . .       ($0.58)         $0.05          ($1.05)         $0.10
   Net income (loss) per common share
    (fully diluted) . . . . . . . . . . . . . . .       ($0.58)         $0.05          ($1.05)         $0.09
   Average number of common shares
    outstanding (primary) . . . . . . . . . . . .    4,206,313      4,189,100       4,194,901      4,189,100
   Average number of common shares
    outstanding (fully diluted) . . . . . . . . .    4,206,313      4,189,100       4,194,901      4,195,809


                   See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.

                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (Unaudited)

                                                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------  -------------------------------
                                                       1997           1996            1997           1996
                                                   -----------     ----------     -----------     ----------
Common stock:
   Balance at beginning of period . . . . . . . .     $ 41,891       $ 41,891       $ 41,891       $ 41,891
   Stock grants . . . . . . . . . . . . . . . . .          396             --            396             --
                                                   -----------     ----------     -----------     ----------
                                                        42,287         41,891         42,287         41,891
                                                   -----------     ----------     -----------     ----------
Additional paid-in capital:
   Balance at beginning and end of period . . . .   13,514,422     13,514,422     13,514,422     13,514,422
   Stock grants . . . . . . . . . . . . . . . . .       78,784             --         78,784             --
                                                   -----------     ----------     -----------     ----------
                                                    13,593,206     13,514,422     13,593,206     13,514,422
                                                   -----------     ----------     -----------     ----------

Retained earnings:
   Balance at beginning of period . . . . . . . .   (5,206,201)     2,310,578     (3,248,575)     2,100,024
   Net income (loss). . . . . . . . . . . . . . .   (2,453,423)       214,023     (4,411,049)       424,577
                                                   -----------     ----------     -----------     ----------
                                                    (7,659,624)     2,524,601     (7,659,624)     2,524,601
                                                   -----------     ----------     -----------     ----------
Total stockholders' equity. . . . . . . . . . . .   $5,975,869    $16,080,914     $5,975,869    $16,080,914
                                                   -----------     ----------     -----------     ----------
                                                   -----------     ----------     -----------     ----------



                   See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.

                               STATEMENTS OF CASH FLOWS
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (Unaudited)


                                                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------  -------------------------------
                                                       1997            1996            1997            1996
                                                   -------------    ------------   ------------    ------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . .  $ (2,453,423)    $    214,022   $ (4,411,049)   $    424,576
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
      Provision for credit losses . . . . . . . .     1,297,225        1,730,000      4,465,546       6,626,000
      Net finance receivable (charge-offs)
        recoveries against allowance. . . . . . .    (1,518,366)      (2,672,558)    (6,435,982)     (9,483,970)
      Decrease (increase) in:
        Prepaid expenses unrelated to debt. . . .      (104,487)         484,003         47,087        (311,265)
        Excess servicing receivable . . . . . . .       237,440               --     (1,594,741)             --
        Repossessed or titled assets. . . . . . .       (44,633)        (626,362)     2,346,991        (959,203)
        Other assets. . . . . . . . . . . . . . .      (149,324)         738,948       (678,115)        709,846
        Deferred income tax . . . . . . . . . . .         3,400          772,071      4,270,129              --
      Increase (decrease) in:
        Accrued interest. . . . . . . . . . . . .      (350,281)        (206,386)      (315,823)       (341,867)
        Accrued income tax. . . . . . . . . . . .        (1,925)        (729,714)            --      (1,412,858)
        Accounts payable and accrued
          liabilities . . . . . . . . . . . . . .       501,184         (350,539)       704,585        (543,921)
        Unearned insurance commissions. . . . . .           (30)          (6,368)        (3,979)        (22,231)
        Dealer reserves . . . . . . . . . . . . .        (2,233)         (12,196)       (15,426)        (34,359)
        Nonrefundable dealer reserves . . . . . .       (26,980)      (1,568,695)      (673,208)     (5,618,408)
                                                    -----------      -----------    -----------     -----------
Net cash provided by (used in) operating
  activities. . . . . . . . . . . . . . . . . . .    (2,612,433)      (3,201,780)    (2,293,985)    (10,967,660)
                                                    -----------      -----------    -----------     -----------
Cash flows from investing activities:
  Purchase of investments . . . . . . . . . . . .           562            8,646            350            (509)
  Proceeds from bulk sale/securitization  of
    vehicle retail installment notes. . . . . . .     6,243,193        9,463,170     36,993,236      43,745,444
  Principal collected on finance receivables. . .     3,577,106       10,728,904     13,527,013      37,868,774
  Finance receivables originated or
    acquired (net of write-offs). . . . . . . . .   (16,579,279)     (18,719,680)   (42,368,963)    (53,896,930)
                                                    -----------      -----------    -----------     -----------
Net cash provided by (used in) investing
  activities. . . . . . . . . . . . . . . . . . .    (6,758,418)       1,481,040      8,151,636      27,716,779
                                                    -----------      -----------    -----------     -----------
Cash flows from financing activities:
  Proceeds from draws on bank lines . . . . . . .    24,149,348       12,170,000     15,080,000      41,450,583
  Repayments of borrowings. . . . . . . . . . . .   (32,235,338)      (9,601,631)   (18,856,728)    (58,082,214)
  Debt to affiliate . . . . . . . . . . . . . . .      (138,311)          20,195     (1,054,988)        471,313
  Proceeds from issuance of other debt. . . . . .        23,085           36,791         73,853          92,519
  Repayment of other debt . . . . . . . . . . . .       (56,832)              --       (453,592)       (130,913)
  Debt issuance cost. . . . . . . . . . . . . . .        60,824         (360,954)       344,999        (421,512)
  Paid in capital . . . . . . . . . . . . . . . .        78,784               --         78,784              --
  Stock grants. . . . . . . . . . . . . . . . . .           396               --            396              --
                                                    -----------      -----------    -----------     -----------
Net cash provided by (used in) financing
  activities. . . . . . . . . . . . . . . . . . .     8,053,936        2,264,401     (4,787,276)    (16,620,224)
                                                    -----------      -----------    -----------     -----------
Cash, net change. . . . . . . . . . . . . . . . .    (1,316,915)         543,661      1,070,375         128,895
Cash at beginning of period . . . . . . . . . . .     3,658,884        1,654,451      1,271,594       2,069,217
                                                    -----------      -----------    -----------     -----------
Cash at end of period . . . . . . . . . . . . . .   $ 2,341,969      $ 2,198,112    $ 2,341,969     $ 2,198,112
                                                    -----------      -----------    -----------     -----------
                                                    -----------      -----------    -----------     -----------
Supplemental cash flow disclosures - cash paid
  during the period for:
   Interest. . . . . . .  . . . . . . . . . . . .   $ 1,662,198      $ 1,921,067    $ 4,388,219     $ 5,852,823
   Income taxes and Illinois replacement tax. . .   $        --      $    91,082    $     1,925     $ 1,625,282

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

    FASB 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented must be restated to conform with FASB 128. Although no assurances can be provided, the Company does not expect adoption of FASB 128 to have a significant impact on the Company's financial condition or results of operations.

    In June 1997, FASB issued FASB Statement No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997 ("FASB 130"). The statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Although no assurances can be provided, the Company does not expect adoption of FASB 130 to have a significant impact on the Company's financial condition or results of operations.

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

    As of September 30, 1997, the Company had active relationships (I.E., the Company purchased Installment Contracts from such dealers during the preceding 90 days) with approximately 380 dealers located primarily in Florida, Illinois, South Carolina, Georgia and Wisconsin, and, to a lesser extent, in Indiana, Ohio, Utah, Texas, New Mexico, Tennessee, Wyoming and Colorado.

    The following is management's discussion and analysis of the financial condition of the Company at September 30, 1997 (unaudited) as compared to September 30, 1996 (unaudited) and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996 (unaudited). This discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report. Data for the three months ended September 30, 1997 are not necessarily indicative of results expected for the full fiscal year. The ratios and percentages provided below are calculated using the detailed financial information contained in the Company's financial statements and the financial data included elsewhere in this Form 10-Q. References to "net" finance receivables or Installment Contracts shall mean finance receivables or Installment Contracts, as appropriate, net of unearned finance charges.

RECENT DEVELOPMENTS

    On August 29, 1997, the Company sold approximately $6.2 million (net) of Installment Contracts to General Electric Capital Corporation ("GECC") under an Asset Purchase Agreement dated as of June 25, 1996, between the Company and GECC (the "GECC Agreement"). As of September 30, 1997, the Company serviced approximately $67.3 million (net) of Installment Contracts sold pursuant to the GECC Agreement. Additionally, on October 29, 1997, the Company sold approximately $429,000 (net) of Wisconsin originated Installment Contracts to Wisconsin Finance Company. SEE "--Liquidity and Capital Resources."

    In late October, the Company entered into that certain Fourth Amendment dated as of October 30, 1997, to the amended and restated Revolving Credit Agreement (as amended and restated, the "Revolving Credit Agreement") which provides for a revolving credit facility from a group of nine commercial banks. The Fourth Amendment modifies certain terms of the Revolving Credit Agreement and provides for the extension of the revolving credit facility through January 30, 1998. SEE "Liquidity and Capital Resources."

    In early November, the Company consolidated regional operations for its southeastern region into its Tampa, Florida location. Accounts formerly serviced from the Orlando office will be serviced at the Tampa location.

GENERAL

    Installment Contracts represented over 99% of the Company's net finance receivables at September 30, 1997. Installment Contracts are purchased on a non-recourse basis from automobile dealers and are typically secured by medium-priced used automobiles. The automobiles are purchased by non-prime consumers at retail prices typically ranging from approximately $5,000 to $15,000. Installment Contracts financing such purchases typically have annual percentage rates of interest ("APRs") ranging from 21% to 33% and repayment terms ranging from 12 to 60 months. The average original principal amount financed under Installment Contracts outstanding at September 30, 1997 was approximately $7,800, at an average APR of approximately 25.2%, with an average original term of approximately 39 months. The Company's experience has shown, however, that the average life of the Company's Installment Contracts is substantially less than 39 months due to payoffs and repossessions that occur prior to contract maturity.

    The Company's outstanding balance of owned or serviced (i.e., managed) Installment Contracts declined to $131.4 million at September 30, 1997 from $151.6 million at December 31, 1996 and from $164.7 million at September 30, 1996. This decline reflects the Company's emphasis on addressing credit losses (rather than portfolio growth) during 1996 and 1997.

    Interest and servicing income on managed Installment Contracts accounts for most of the Company's revenue. The net amount of Installment Contracts purchased declined to $54.0 million during the nine months ended September 30, 1997 from $87.1 million during the nine months ended September 30, 1996. As reflected in the following table, the finance receivables (purchased or originated) by the Company during the periods presented below consist primarily of Installment Contracts.

    The decrease in Installment Contract purchases in the third quarter and nine months ended September 30, 1997, relative to comparable periods in 1996, was primarily attributable to adjustments to the Company's credit guidelines implemented during January 1997 through the adoption of the Eagle Credit Index, a proprietary risk management tool developed for the Company. These changes were directed toward reducing the rate of future charge-offs and delinquencies. Management expects that contract purchase volume for the remainder of 1997 will continue to be well below corresponding 1996 levels. Accordingly, reduced Installment Contract volume combined with increases in costs associated with borrowings or securitization activity will have a material adverse effect on the Company's future profitability.

                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            ----------------------------------------   ---------------------------------------
                                    1997                1996                  1997             1996
                            ------------------  --------------------   ----------------   --------------------
                                        % OF               % OF                   % OF              % OF
                              AMOUNT    TOTAL    AMOUNT    TOTAL        AMOUNT    TOTAL    AMOUNT   TOTAL
                            ---------   -----   -------    -----       -------    -----   -------   -----
                                                        (DOLLARS IN THOUSANDS)
Net Installment
   Contracts
   purchased (1) . . . . . .  $22,980     99%    $29,654    100%       $53,994    100%    $87,131   100%

Net Other
   Loans originated (1). . .      136      1%        210      0%           252      0%       385      0%
                              -------    ----    -------    ----       -------    ----    ------    ----
Total. . . . . . . . . . . .  $23,116    100%    $29,864    100%       $54,246    100%    $87,516   100%
                              -------    ----    -------    ----       -------    ----    ------    ----
                              -------    ----    -------    ----       -------    ----    ------    ----

----------------
(1) Net of unearned finance charges

SECURITIZATION TRANSACTIONS

    The Company sells or securitizes (each, a "Securitization" or "Securitization Transaction") Installment Contracts on a regular basis in order to generate liquidity and to enable the Company to purchase additional Installment Contracts. Securitization Transactions include the sale of distinct portfolios of Installment Contracts with the servicing of the Installment Contracts retained by the Company. The servicing arrangements generally provide for the Company to earn a base servicing fee, computed as a percentage of the outstanding balance of the Installment Contracts, as compensation for its duties as servicer. In addition, the servicing arrangements typically provide that the Company is entitled to certain bonus and excess servicing fees, which represent collections on the securitized portfolio of Installment Contracts in excess of the amounts corresponding to
(i) principal reductions on the securitized Installment Contracts, (ii) an agreed upon rate of return and (iii) certain expenses (including, primarily, base servicing fees). Base servicing fees, bonus servicing fees and excess servicing fees are referred to herein, collectively, as "Servicing Fees."

    The Company generally recognizes a gain at the time that it engages in a Securitization Transaction. Gains are determined based upon the difference between the sale proceeds and the Company's recorded investment in the Installment Contracts included in a Securitization Transaction.
Additionally, gains are also comprised of the Company's estimates of excess servicing receivables ("ESRs") for each Securitization Transaction. ESRs represent the present value of the anticipated Servicing Fees on a securitized portfolio of Installment Contracts. Aggregate ESRs are recorded as an asset, and a corresponding gain is recorded in the period the Securitization occurs. To the extent that the actual future performance of the subject Installment Contracts results in lower Servicing Fees than estimated, the recorded ESRs will be adjusted (at least quarterly) with corresponding charges made against income in the period in which the adjustment is made. To the extent that the actual Servicing Fees are greater than estimated, the Company will record additional servicing fee income over the periods in which excess Servicing Fees are collected during the life of the subject portfolios.

    During the quarter ended September 30, 1997, the Company sold (with servicing retained) $6.2 million of Installment Contracts to GECC.
Consistent with the Company's adoption of FASB 125, a gain of $469,000 was recognized and capitalized in the quarter ended September 30, 1997. The Company intends to continue to record gains or losses, as appropriate, resulting from future Securitizations in a manner consistent with generally accepted accounting principles. The net amount of Installment Contracts serviced by the Company for third parties was $84.9 million and $46.7 million at September 30, 1997 and 1996, respectively. SEE "--Profitability" and "--Liquidity and Capital Resources."

PROFITABILITY

    The following table sets forth certain data relating to the Company's net income for the three and nine months ended September 30, 1997 and 1996 and for the year ended December 31, 1996:


                                                   FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                 ------------------------        ----------------------     FOR THE YEAR ENDED
                                                   1997           1996             1997          1996        DECEMBER 31, 1996
                                                 ---------      ---------        --------      --------     ------------------
                                                                                 (DOLLARS IN THOUSANDS)
Average net finance receivables
    Owned. . . . . . . . . . . . . . . . . . . .  $ 43,555       $121,806        $50,257       $132,576          $116,797
    Serviced . . . . . . . . . . . . . . . . . .    90,195         51,520         89,882         44,995            56,041
                                                  --------       --------        -------       --------          --------
    Managed. . . . . . . . . . . . . . . . . . .   133,750        173,326        140,139        177,571           172,838
Average interest bearing
    liabilities. . . . . . . . . . . . . . . . .    40,906        103,865         34,380        110,441            98,202
Total interest and fee income (owned). . . . . .     2,738          6,949          9,344         22,309            26,653
Total interest expense (owned) . . . . . . . . .     1,312          2,406          4,072          7,279             9,059
                                                  --------       --------        -------       --------          --------
Net interest income before
    provision for credit losses
    (owned). . . . . . . . . . . . . . . . . . .  $  1,426        $ 4,543        $ 5,272       $ 15,030          $ 17,594
                                                  --------       --------        -------       --------          --------
Average interest rate earned on
    net finance receivables (owned). . . . . . .     25.15%         22.82%         24.79%         22.44%            22.82%
Average interest rate on interest
    bearing liabilities (owned). . . . . . . . .     12.83%          9.27%         11.56%          8.79%             9.23%
                                                  --------       --------        -------       --------          --------
Net interest spread (owned). . . . . . . . . . .     12.32%         13.55%         13.23%         13.65%            13.59%
                                                  --------       --------        -------       --------          --------
Net interest margin (owned) (1). . . . . . . . .     13.10%         14.92%         13.99%         15.12%            15.06%
                                                  --------       --------        -------       --------          --------

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

                                       FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                       --------------------------       --------------------------
                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                              -------------                    -------------         FOR THE YEAR ENDED
                                             1997            1996           1997          1996       DECEMBER 31, 1996
                                       --------------------------       --------------------------   -------------------
Base servicing fees . . . . . . . . . .     $690,704       $402,075     $2,065,872     $1,022,754       $1,712,437
Bonus/excess servicing fees(1). . . . .      898,050      1,356,114      2,751,505      3,088,845        3,705,841
Amortization of ESRs(1) . . . . . . . .   (1,063,977)            --     (1,853,028)            --         (310,693)
                                          ----------     ----------     ----------     ----------       ----------
Net servicing fees. . . . . . . . . . .     $524,777     $1,758,189     $2,964,349     $4,111,599       $5,107,585
                                          ----------     ----------     ----------     ----------       ----------
                                          ----------     ----------     ----------     ----------       ----------

_____________________________

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

    The Company's liabilities are generally more interest-rate sensitive than its finance receivables. As a result, significant increases in the Company's cost of funds borrowed under its Revolving Credit Agreement are having an adverse effect on profitability. SEE "--Liquidity and Capital Resources."

    For the three and nine months ended September 30, 1997, the average interest rate earned on net finance receivables (owned) increased 2.33% and 2.35%, respectively, over comparable 1996 periods. Generally, it would be anticipated that improved margins would result in improved profitability; however, due to significant increases in funding costs resulting from subordinated debt representing a higher proportion of outstanding debt and actions taken by lenders that are party to the Revolving Credit Agreement, the average interest rate on interest bearing liabilities increased 3.56% and 2.77% for the three and nine months ended September 30, 1997, respectively, over comparable 1996 periods. The effective cost of borrowing under the Revolving Credit Agreement increased 5.25% to 14.24% and 3.58% to 11.97% for the three and nine months ended september 30, 1997 over comparable 1996 periods. The effective cost of borrowing under the Credit Agreement may also increase in the event that interest rates generally increase. The Company has attempted to mitigate the adverse effect of these increases in interest rates by entering into interest rate protection agreements. The Company has purchased an interest rate cap and interest rate collars that provide limited interest rate protection. Hedging activity provides benefit when market changes occur in relation to the index rate; however, hedging activities are not intended to provide the Company protection from increases to the Company's base borrowing rate as established by the Company's Lenders. SEE "--Liquidity and Capital Resources." The Company may utilize alternative financing structures, such as a fixed rate senior or subordinated debt, securitizations, whole loan sales or portfolio sales to attempt to mitigate the adverse effect of interest rate increases.

    Another significant component of the Company's profitability is the level of its operating expenses. Operating expenses are influenced by the level of volume and delinquency in the Company's installment contracts. The Company is reducing the number of its employees, operating expenses and increasing workloads in light of improving asset quality and reduced levels of managed receivables.

FINANCIAL CONDITION

    Total assets decreased $9.2 million (14.4%) to $54.6 million at September 30, 1997 from $63.8 million at December 31, 1996 primarily due to a decrease in net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) to $41.7 million at September 30, 1997 from $47.2 million at December 31, 1996. This decline in assets and finance receivables is, in part, attributable to the securitization of Installment Contracts and lower Installment Contract acquisition levels resulting in reduced receivables outstanding. The Securitization of Installment Contracts was part of the Company's financing plan. SEE "--Liquidity and Capital Resources." The net amount of owned or serviced Installment Contracts decreased to $131.4 million at September 30, 1997 from $151.6 million at December 31, 1996. The net amount of owned or serviced Installment Contracts was $164.2 million at September 30, 1996.

    Total liabilities decreased $4.8 million (9.2%) to $48.6 million at September 30, 1997 from $53.5 million at December 31, 1996, primarily due to a decrease in total debt to $45.6 million at September 30, 1997 from $50.8 million at December 31, 1996. The decrease in total debt was primarily the result of a reduction in borrowings under the Revolving Credit Agreement to $28.0 million at September 30, 1997 from $31.8 million at December 31, 1996. SEE "--Liquidity and Capital Resources." Total liabilities and stockholders' equity decreased $9.2 million (14.4%) to $54.6 million at September 30, 1997 from $63.8 million at December 31, 1996.

RESULTS OF OPERATIONS

    The following table sets forth certain data relating to the Company's results of operations for the three and nine months ended September 30, 1997 and 1996:

                                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                       --------------------------    -------------------------
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                               -------------                -------------
                                                           1997          1996            1997          1996
                                                        --------        -------         ------        -------
                                                                        (DOLLARS IN THOUSANDS)
Automobile portfolio interest and fee
  income . . . . . . . . . . . . . . . . . . . . . . .    $2,643         $6,878         $9,168        $22,181
                                                         -------         ------         ------        -------
Total interest and fee income. . . . . . . . . . . . .    $2,738         $6,949         $9,344        $22,309
Total interest expense . . . . . . . . . . . . . . . .     1,312          2,406          4,072          7,279
                                                         -------         ------         ------        -------
Net interest income before provision for
  credit losses. . . . . . . . . . . . . . . . . . . .     1,426          4,543          5,272         15,030
Provision for credit losses. . . . . . . . . . . . . .     1,297          1,730          4,466          6,626
                                                         -------         ------         ------        -------
Net interest income after provision for
  credit losses. . . . . . . . . . . . . . . . . . . .       129          2,813            806          8,404
                                                         -------         ------         ------        -------
Other Income:
  Servicing income (from Installment
        Contracts) . . . . . . . . . . . . . . . . . .       525          1,758          2,964          4,111
  Gain on securitization . . . . . . . . . . . . . . .       469             --          3,090             --
  Insurance products commissions . . . . . . . . . . .        --              9              5             44
                                                         -------         ------         ------        -------
Total other income . . . . . . . . . . . . . . . . . .       994          1,767          6,059          4,155
                                                         -------         ------         ------        -------
Salaries and related costs . . . . . . . . . . . . . .     1,942          2,034          5,928          5,916
Other operating expenses . . . . . . . . . . . . . . .     1,633          2,199          5,348          6,006
                                                         -------         ------         ------        -------
Total operating expenses . . . . . . . . . . . . . . .     3,575          4,233         11,276         11,922
                                                         -------         ------         ------        -------
Income (loss) before taxes . . . . . . . . . . . . . .    (2,453)           347         (4,411)           637
Taxes    . . . . . . . . . . . . . . . . . . . . . . .        --            133             --            212
                                                         -------         ------         ------        -------
Net income (loss). . . . . . . . . . . . . . . . . . .   $(2,453)          $214        $(4,411)          $425
                                                         -------         ------         ------        -------
                                                         -------         ------         ------        -------

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996. The Company experienced a net loss of $4.4 million for the nine months ended September 30, 1997 compared to net income of $425,000 for the comparable 1996 period, primarily due to the decrease in net interest income before provision for credit losses. Net interest income before the provision for credit losses decreased 64.6% or $9.8 million to $5.3 million for the nine months ended September 30, 1997 from $15.0 million for the comparable 1996 period, primarily as a result of a decline in the outstanding balance of net finance receivables owned by the Company. The reduction in net interest income was only partially offset by a $3.1 million gain recorded as a result of securitization activity.

    Total interest expense decreased to $4.1 million for the nine months ended September 30, 1997 from $7.3 million for the nine months ended September 30, 1996. The decrease resulted from a decrease in the amount of average debt outstanding, which was partially offset by higher borrowing rates. The total debt outstanding at September 30, 1997 decreased to $45.6 million from $102.5 million at September 30, 1996. The average debt outstanding for the nine months ended September 30, 1997 decreased to $47.0 million from $110.4 million for the nine months ended September 30, 1996.
The weighted average interest rate paid for borrowed funds increased to 11.6% for the nine months ended September 30, 1997 from 8.8% for the nine months ended September 30, 1996. This is a result of the subordinated debt representing a higher proportion of total debt and the impact of higher borrowing costs under the Revolving Credit Agreement which increased 42.7% from the comparable period to 12.0% for the nine months ended September 30, 1997.

    The provision for credit losses decreased $2.1 million to $4.5 million for the nine months ended September 30, 1997 from $6.6 million for the nine months ended September 30, 1996. The decline in the provision for credit losses was due, in part, to the decline in the outstanding balance of net finance receivables owned by the Company. SEE "--Credit Loss Experience."

    Other income, consisting primarily of income from Servicing Fees and gains on Securitization Transactions, increased 88.1% to $7.9 million for the nine months ended September 30, 1997 from $4.2 million for the nine months ended September 30, 1996. Servicing income, net of ESR amortization, was $3.0 million and $4.1 million for the nine months ended September 30, 1997 and 1996, respectively. Gains on sale of $3.1 million were recognized for the nine months ended September 30, 1997. No comparable gain was recognized for the nine months ended September 30, 1996. This increase reflects the increased amount of servicing-retained Securitizations of finance receivables
by the Company.   SEE "--Profitability."

    Total operating expenses decreased 5.0% to $11.3 million for the nine months ended September 30, 1997 compared to $11.9 million for the nine months ended September 30, 1996. The number of full time equivalent employees decreased 23.9% at September 30, 1997 when compared to September 30, 1996. The full financial impact of staffing reductions will be reflected in future periods. The Company's other operating expenses decreased 11.0% to $5.3 million for the nine months ended September 30, 1997 compared to $6.0 million the nine months ended September 30, 1996. Total operating expenses (annualized) as a percentage of average net finance receivables owned or serviced increased to 10.7% for the nine months ended September 30, 1997 as compared to 8.9% for the nine months ended September 30, 1996, principally as a result of a decrease in owned or serviced finance receivables.

    No income tax expense was recorded for the nine months ended September 30, 1997, while $212,000 was recorded for the nine months ended September 30, 1996. The decrease was due to the net loss experienced for the nine months ended September 30, 1997 as compared to a net profit for the corresponding period in 1996.

    COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996. The Company experienced a net loss of $2.5 million for the three months ended September 30, 1997 compared to net income of $214,000 for the comparable 1996 period.

    Net interest income before the provision for credit losses decreased 68.9% to $1.4 million for the three months ended September 30, 1997 from $4.5 million for the comparable 1996 period, primarily as a result of a decline in the outstanding balance of net finance receivables owned by the Company.

    Total interest expense decreased to $1.3 million for the three months ended September 30, 1997 from $2.4 million for the three months ended September 30, 1996. The decrease in interest expense resulted from a reduction in the amount of average debt outstanding, partially offset by higher borrowing rates. The weighted average interest rate paid for borrowed funds increased to 12.8% for the three months ended September 30, 1997 from 9.3% for the three months ended September 30, 1996, primarily as a result of a higher proportion of subordinated debt and the impact of higher borrowing costs under the Revolving Credit Agreement, which increased 58.4% from the comparable 1996 period to 14.2% for the three months ended September 30, 1997.

    The provision for credit losses decreased $0.4 million to $1.3 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. SEE "--Credit Loss Experience."

    Other income, consisting primarily of income from Servicing Fees and gains on Securitization Transactions, decreased 43.8% to 993,000 for the three months ended September 30, 1997 from $1.8 million for the three months ended September 30, 1996. Servicing income, net of ESR amortization, was $525,000 and $1.8 million for the three months ended September 30, 1997 and 1996, respectively. Gains on sale of $469,000 were recognized for the three months ended September 30, 1997. No comparable gain was recognized for the three months ended September 30, 1996. This increase reflects the increased amount of servicing-retained Securitizations of finance receivables by the Company. SEE "--Profitability."

    Total operating expenses decreased to $3.6 million for the three months ended September 30, 1997 compared to $4.2 million for the three months ended September 30, 1996. Salaries and related costs decreased 4.5% or $92,000 from the corresponding period in 1996 to $1.9 million for the three months ended September 30, 1997, due primarily to a decrease in the number of employees and corresponding benefit costs as offset by normal pay increases. The Company's other operating expenses decreased 25.7% to $1.6 million for the three months ended September 30, 1997 compared to $2.2 million the three months ended September 30, 1996. Total operating expenses (annualized) as a percentage of average net finance receivables owned or serviced increased to 10.7% for the three months ended September 30, 1997 as compared to 9.5% for the three months ended September 30, 1996.

    No income tax expense was recorded for the three months ended September 30, 1997, while $133,000 was recorded for the three months ended September 30, 1996. The decrease was due to the cumulative net loss experienced for the 1997 tax year as compared to a net profit for the corresponding period in 1996.

CREDIT LOSS EXPERIENCE

    The Company's credit loss reserves are comprised of three components: nonrefundable acquisition discount, allowance for credit losses and refundable dealer reserves. The total of allowance for credit losses, nonrefundable acquisition discount and dealer reserves equaled 11.0% and 10.2% of net owned finance receivables at September 30, 1997 and 1996, respectively.

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

    The following table presents a reconciliation of the changes in nonrefundable acquisition discount and dealer reserves for the three and nine months ended September 30, 1997 and 1996


                                               FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                               --------------------------     -------------------------
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                      -------------                 -------------
                                                    1997           1996           1997           1996
                                                  -------        ------         -------       --------
                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of period. . . . . . . . .    $1,070         $5,649         $1,730        $ 9,721
Additions applicable to new volume. . . . . . .     1,843          3,261          4,945          8,642
Reductions applicable to accounts sold. . . . .      (749)            --         (3,853)        (3,982)
Losses charged, net of recoveries . . . . . . .    (1,123)        (4,842)        (1,781)       (10,313)
                                                   ------         ------         ------        -------
Balance at end of period. . . . . . . . . . . .    $1,041         $4,068         $1,041        $ 4,068
                                                   ------         ------         ------        -------
                                                   ------         ------         ------        -------
Balance at end of period as a percentage
  of net finance receivables (owned) at
  end of period . . . . . . . . . . . . . . . .     2.24%          3.45%          2.24%          3.45%


    ALLOWANCE AND PROVISION FOR CREDIT LOSSES/CHARGE-OFFS. The Company maintains an allowance for credit losses at a level that management believes is adequate to absorb potential losses in its finance receivables portfolio. Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience and delinquency trends using static pool analysis, the value of the underlying collateral and general economic conditions and trends. If the amount of nonrefundable acquisition discount associated with a specific pool of Installment Contracts is determined to be insufficient, in the opinion of management, to absorb projected losses for that pool, a provision for credit losses would be charged against earnings. The Company's general policy is to charge-off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days contractually delinquent. The Company's charge-offs through nonrefundable acquisition discount and allowance for credit losses, as a percentage of average owned Installment Contracts (net) annualized, was $2.6 million, or 21.2%, during the three months ended September 30, 1997, and $7.5 million, or 22.7%, during the corresponding period in 1996.

    The following table reflects the Company's allowance and provision for credit losses for the three and nine months ended September 30, 1997 and 1996:


                                               FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                               --------------------------     -------------------------
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                      -------------                 -------------
                                                    1997           1996           1997           1996
                                                  -------        ------         -------       --------
                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of period . . . . . . .    $4,296         $8,892         $6,046        $10,807
Provision charged to expense . . . . . . . .     1,297          1,730          4,466          6,626
Losses charged net of recoveries . . . . . .    (1,518)        (2,672)        (6,437)        (9,483)
                                                ------         ------         ------        -------
Balance at end of period . . . . . . . . . .    $4,075         $7,950         $4,075         $7,950
                                                ------         ------         ------        -------
                                                ------         ------         ------        -------
Allowance as a percentage of net
   finance receivables (owned) at end of
   period. . . . . . . . . . . . . . . . . .     8.76%          6.47%          8.76%          6.47%

DELINQUENCIES

    The Company monitors delinquencies in the managed finance receivables portfolio to gauge overall credit trends. Managed finance receivables that were 30 days and greater contractually delinquent (net of unearned finance charges) were $11.4 million, $16.6 million and $15.4 million, representing 8.7%, 11.0% and 9.3% of net managed finance receivables, as of September 30, 1997, December 31, 1996, and September 30, 1996, respectively. Managed finance receivables that were 60 days and greater contractually delinquent (net of unearned finance charges) were $3.1 million, $3.1 million and $3.3 million, representing 2.4%, 2.2% and 1.9% of net managed finance receivables as of September 30, 1997, December 31, 1996, and September 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its operations through cash flow from operations, borrowings under the Revolving Credit Agreement, proceeds from subordinated indebtedness and from the periodic sale or securitization of Installment Contracts and other finance receivables.

    Net cash provided by (used in) operating activities totaled ($2.6) million and ($3.2) million during the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, net cash provided by (used in) operating activities totaled ($2.3) million and ($11.0) million, respectively. During these periods, the primary source of net cash provided by (used in) operating activities has been net income for the 1996 periods, and the net changes in the provision for credit losses and the nonrefundable acquisition discount accounts. Net cash provided by operating activities was affected by reductions in income tax receivables and repossessed assets for the three and nine months ended September 30, 1997. Net cash used in operating activities for the three and nine months ended September 30, 1997 and 1996 was affected by the significant decline in the nonrefundable acquisition discount account and by the net change in the allowance for credit losses.

    Net cash provided by (used in) investing activities represents the net investment in, or liquidation of, finance receivables, which for the three-month period ended September 30, 1997 and 1996 was ($6.8) million and $1.5 million, respectively. For the nine months ended September 30, 1997 and 1996, net cash provided by (used in) investing activities was $8.2 million and $27.7 million, respectively. During the three months ended September 30, 1997 and 1996, cash provided from the sale/securitization of Installment Contracts was $9.5 million and $6.2 million, respectively. Cash provided from the sale/securitization of Installment Contracts was $37.0 million and $43.8 million for the nine months ended September 30, 1997 and 1996, respectively.

    Net cash provided by (used in) financing activities for the three and nine months ended September 30, 1997 and the comparable 1996 periods largely result from borrowings and repayments under the Revolving Credit Agreement. Net cash provided by (used in) financing activities for the three months ended September 30, 1997 was $8.1 million and net cash provided by financing activities for the three months ended September 30, 1996 was $2.3 million. For the nine months ended September 30, 1997 and 1996, net cash provided by (used in) financing activities was ($4.8) million and ($16.6) million, respectively.

    The self-liquidating nature of Installment Contracts and Other Loans enables the Company to maintain higher debt-to-equity ratios than in most other businesses. The amount of debt the Company incurs from time to time depends on the Company's need for cash and its ability to borrow under the terms of the Revolving Credit Agreement. Although no assurances can be provided in this regard, the Company intends to meet its short- and long-term liquidity needs with cash flow from operations, borrowings under the Revolving Credit Agreement, the sale or securitization of finance receivables and the proceeds from the issuance of securities in the capital markets.

    The maximum availability under the Revolving Credit Agreement was $2.0 million at September 30, 1997 and, pursuant to the Fourth Amendment to the Resolving Credit Agreement, the facility matures January 30, 1998. The Company has the right to borrow funds under the Revolving Credit Agreement at an interest rate equal to the prime rate of the agent bank plus 3.0% (which rate represents an increase from the borrowing rate that was available to the Company through September 30, 1997). The prime rate was 8.5% on September 30, 1997.

    The Company must comply with customary financial and other covenants under the Revolving Credit Agreement. At September 30, 1997, the Company was in breach of the tangible net worth, interest coverage ratio and subordinated debt limitation covenant under the Revolving Credit Agreement and the interest coverage ratio covenant under its agreements with GECC. The Company has received waivers with respect to the breaches under the Revolving Credit Agreement for all periods through September 30, 1997 and, as of the date of this filing, the Company is negotiating with GECC for waivers with respect to the breaches under the GECC Agreement. The Fourth Amendment also provides for, among other things: (i) a total facility of $30 million; (ii) incremental stepdowns in the total amount of the facility; and (iii) a reduction in the borrowing base, generally, to 75% of eligible receivables. The Company expects to remain in violation of these covenants.

    The Company is continuing negotiations with its current lenders and alternative lenders to provide financing. In any event, the Company anticipates relying more heavily upon alternative funding sources, such as Securitization Transactions. No assurance can be given that an equivalent facility to the Revolving Credit Agreement will be available, or that alternative funding transactions will be successfully completed.

    At September 30, 1997, the Company had total debt of $45.6 million as compared to $50.8 million at December 31, 1996 and $102.5 million at September 30, 1996. At September 30, 1997, $2.0 million was available under the Revolving Credit Agreement.

The following table presents the Company's debt instruments and the weighted average interest rates on such instruments for the periods indicated:


                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------------       AS OF AND FOR THE TWELVE MONTHS
                                               1997                 1996                   ENDED DECEMBER 31, 1996
                                         -----------------    ------------------       -------------------------------
                                         BALANCE     RATE      BALANCE      RATE            BALANCE       RATE
                                         -------     -----     -------     -----            -------      -----
                                                                 (DOLLARS IN THOUSANDS)
SENIOR:
  Revolving Credit Agreement. . . . . .  $27,986     11.97%     $83,018     8.39%           $31,763       8.86%
  Loan from Commonly Controlled
     Company. . . . . . . . . . . . . .       10      4.12%       1,473     4.88%             1,065       5.62%
SUBORDINATED:
  Notes payable . . . . . . . . . . . .   17,598     11.04%      18,007    11.04%            17,978      11.05%
                                         -------               --------                     -------
  Total debt. . . . . . . . . . . . . .  $45,594     11.56%    $102,498     8.79%           $50,806       9.23%
                                         -------               --------                     -------
                                         -------               --------                     -------

    The following table sets forth information with respect to maturities of senior and subordinated debt at September 30, 1997;

                                            LOANS FROM
                                             COMMONLY
                             SENIOR BANK    CONTROLLED  SUBORDINATED
    YEAR                   LINES OF CREDIT   COMPANY    NOTES PAYABLE    TOTAL
    ----                   ---------------  ----------  -------------  --------
                                          (DOLLARS IN THOUSANDS)
    1997 . . . . . . . . . .   $10,000         $10         $    58     $10,068
    1998 . . . . . . . . . .    17,986                          14      18,000
    1999 . . . . . . . . . .                                   812         812
    2000 . . . . . . . . . .                                   808         808
    2001 . . . . . . . . . .                                   872         872
    Thereafter . . . . . . .                                15,034      15,034
                              ---------      ------       ---------   --------
       Total . . . . . . . .   $29,986         $10         $17,598     $45,594
                              ---------      ------       ---------   --------
                              ---------      ------       ---------   --------

    The Company has purchased interest rate caps and interest rate collars in an aggregate notional amount of $35 million. The interest rate cap purchased by the Company in an aggregate notional amount of $15 million protects the Company against increases in the interest rate of a portion of its revolving debt if the three-month LIBOR rate exceeds 10.5%. The interest rate cap expires in July, 1998.

    The interest rate collars purchased by the Company in an aggregate notional amount of $20 million protect the Company against increases in the interest rate of its revolving debt when the three-month LIBOR rate exceeds 8%. The Company must make payments to the counterparties to the interest rate collars if three-month LIBOR falls below 5%. The interest rate collars expire in September, 2000.

    The GECC Agreement provides for the purchase by GECC of Installment Contracts, on a revolving basis, having a maximum principal amount of up to $80 million (net) outstanding at any time. As of September 30, 1997, $67.3 million (net) principal amount of Installment Contracts was outstanding pursuant to the GECC Agreement. The term of the GECC Agreement expires June 25, 1998; however, GECC has verbally indicated to the Company that it would not make additional Installment Contract purchases until an adequate replacement is found for the Revolving Credit Agreement.

    Total stockholders' equity at September 30, 1997 was $6.0 million as compared to $10.3 million at December 31, 1996 and $16.1 million at September 30, 1996. The Company's ability to pay dividends is limited by the Revolving Credit Agreement.

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

    2. CLEVELAND V. WALLACE AUTO SALES, INC. ET AL. was filed on September 19, 1996 in the United States District Court for the Northern District of Illinois and is designated by Case Number 96 C 6045. The complaint alleges that the Company has violated the Illinois Consumer Fraud Act, the Illinois Sales Finance Agency Act and the Federal Racketeer Influenced and Corrupt Organizations Act arising out of the Company's purchase of retail installment sales contracts through which the plaintiffs purchased a used automobile.
The complaint is alleged as a class action, and includes unnamed, and still unknown, directors and officers of the Company. The Company has filed a Motion to Dismiss, and the parties are awaiting a ruling from the court. Written discovery has been taken. The Company intends to defend vigorously the claims made in the complaint.

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

    4. DRAKE V. EAGLE FINANCE CORP., was filed on June 13, 1997 in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 L 6521. The class action Complaint alleges that he

Company has violated the Uniform Commercial Code, the Illinois Consumer Fraud Act and the Illinois Sales Finance Agency Act arising out of the notice that the Company sent to the plaintiff's after the Company repossessed their car. The case is in the initial pleading stages with the plaintiff recently filing an amended complaint, and written discovery has begun. The Company intends to defend vigorously the claims made in the Complaint.

    5. HALL V. EAGLE FINANCE CORP., was filed on July 28, 1997 in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 CH 9328. The class action Complaint alleges that the Company has violated the Illinois Wage Assignment Act arising out of the Company's attempt to enforce the wage assignment that the plaintiff executed when he purchased a car. The case is in its initial pleading stage, and no discovery has been taken. During October, 1997, the Company began preliminary settlement discussions with the Plaintiff's attorney which are ongoing. The Company believes settlement will be less costly than trial.

ITEM 2.       CHANGES IN SECURITIES

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.       OTHER INFORMATION - None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

             Exhibit
               No.        Description
            --------      -----------
             10.1         Fourth Amendment to Amended and Restated
                          Revolving Credit Agreement dated as of
                          October 30, 1997

             11           Statement re computation of per share earnings

             27           Financial Data Schedule

             (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 1997

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EAGLE FINANCE CORP.



Date:  November 13, 1997              ROBERT J. BRAASCH
                                      --------------------------------
                                      Robert J. Braasch
                                      President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                       Financial Officer)

                                  EXHIBIT INDEX


Exhibit
   No.      Description
-------     -----------
10.1        Fourth Amendment to Amended and Restated Revolving Credit Agreement
            dated as of October 30, 1997

11          Statement re computation of per share earnings

27          Financial Data Schedule