Form 10-K405
period 1997-12-31
EAGLE FINANCE CORP
filed 1998-04-01
CIK 921863

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 1997

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For transition period from ________________ to ________________

                          Commission File Number:  0-24286

                                EAGLE FINANCE CORP.
                 ----------------------------------------------------
                (Exact name of Registrant as specified in its charter)

            DELAWARE                                           36-2464365
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

1425 TRI-STATE PARKWAY, GURNEE, ILLINOIS                       60031-4060
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:    (847) 855-7150
--------------------------------------------------     --------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------

                                                Name of each Exchange
                         Title of each class     on which registered
                         -------------------    ---------------------
                                 NONE                     NONE

Securities registered pursuant to Section 12(g) of the Act:
----------------------------------------------------------

                      COMMON STOCK, $0.01 PAR VALUE PER SHARE
                      ---------------------------------------
                                  (Title of Class)


DISCLOSURE ITEMS OMITTED:
------------------------

     Items:  6, 7, 7A, 8, 9, 14(a)(1), 14(a)(2), 14(d)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting common stock of Registrant held by non-affiliates as of March 30, 1998 was approximately $1,134,000(1). At March 31, 1998, the total number of shares of common stock outstanding was 4,228,690.

                         DOCUMENTS INCORPORATED BY REFERENCE

     None


_______________

(1) Based on the closing price of Registrant's common stock on March 30, 1998 on the Nasdaq National Market, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

                                 EAGLE FINANCE CORP.

                            1997 FORM 10-K ANNUAL REPORT
                              ________________________

                                 TABLE OF CONTENTS
                              ________________________

                                                                        PAGE
                                                                       NUMBER
                                       PART I

Item 1.   BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . .     1

Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .     4

Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .     5

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .     6

                                       PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .     6

Item 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . .     7

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .     7

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .     7

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . .     7

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . .     7

                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . .     8

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .     8

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . .     8

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .     8

                                       PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . .     8


                                        PART I

ITEM 1.   BUSINESS

GENERAL

     Eagle Finance Corp., a Delaware corporation (the "Company" or "Eagle"), is a specialized financial services company. The Company's business consists primarily of acquiring and servicing automobile retail installment sale contracts ("Installment Contracts") for purchases of late model used automobiles (cars and light trucks) by "non-prime" consumers, who typically have limited access to traditional credit sources. To a lesser extent, the Company's business consists of making direct consumer loans and finance leases and purchases other retail installment sale contracts (collectively, "Other Loans"), and offering, as agent, insurance and other consumer finance-related products (collectively, "Insurance Products") to consumers with whom it has financing relationships.

     The Company maintains its corporate headquarters and a regional office near Chicago in Gurnee, Illinois and operates a regional office in Tampa, Florida. Although the Company has not acquired finance receivables since October 1997, prior to such time, the Company had active relationships (I.E., the Company purchased Installment Contracts from such dealers during the preceding 90 days) with approximately 149 dealers located primarily in Illinois, Georgia, Florida, South Carolina and Wisconsin.

RECENT INDUSTRY DEVELOPMENTS

     Easy access to capital in the mid-nineties created a significant increase in competition. The increased competition created circumstances where companies were acquiring loans of lesser quality in order to increase market share. The lowering of underwriting standards was compounded by an influx of inexperienced and under-trained employees unfamiliar with how to buy and collect sub-prime finance receivables. Essentially the principles of profitability were abandoned in favor of a growth strategy.

     The Company belives that it recognized earlier than the rest of the industry that loss rates on new business were increasing significantly. Eagle exited certain markets, reduced volume and developed a proprietary credit scoring index ("ECI") that enabled it, by early 1997, to better identify loan applications that were unlikely to achieve satisfactory profitability.

     During 1997 and early 1998 there has been a major shakeout in the sub-prime industry. Several major companies have announced plans to exit the business and others have experienced serious financial difficulties. As a result used car dealers have significantly fewer sources of sub-prime financing.

     As a result of its inability to obtain funding, Eagle ceased approving and purchasing new finance receivables in October 1997 while honoring the flow of previously approved transactions. The Company is presently engaged in efforts to undertake a reorganization that would include the following actions: (i) the conversion of a portion or all of the Company's subordinated debt to equity; (ii) the infusion of additional equity; and
(iii) the replacement of the Company's source of financing. If Eagle's efforts to reorganize are successful, it will resume acquiring new finance receivables.

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

     Typically, 25% to 35% of the Installment Contracts serviced by the Company require some collection efforts each month. The Company's target is to have each collection employee service approximately 150 collection accounts. As of December 31, 1997, the Company was meeting this target. All collection activities are handled in the company's two regional offices. Deficiency accounts and accounts that have been charged off are serviced by a separate group of collectors who have repossession and recovery experience.

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

THE INDUSTRY AND COMPETITION

     The year 1996 through the first quarter of 1998 was a period of dramatic upheaval in the indirect used auto lending segment of the non-prime automobile finance industry. The indirect used auto lending segment is relatively young, and has attracted many new publicly traded participants. Within the segment, competition for new lending opportunities fostered growth to the detriment of credit quality and altered pricing discipline. The combination of deteriorating credit quality among consumers and declining yields on new loans has contributed to reduced operating returns and results. Many industry participants, including the Company, have adjusted their operating strategies to improve credit quality and financial returns.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages and positions are as follows:


                              AGE AT
         NAME             APRIL 1, 1997        POSITION WITH THE COMPANY
         ----             -------------        -------------------------
 Charles F. Wonderlic           59        Chairman, Chief Executive Officer and
                                          Director
 Ronald B. Clonts               65        Vice Chairman and Director
 Robert J. Braasch              51        President and Chief Financial Officer
 Samuel M. Keith                50        Chief Operating Officer
 Richard E. Wonderlic           32        Executive Vice President and Director


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

     As of December 31, 1997, the Company had 152 full-time equivalent employees, 30 of whom were involved in management, administration, information systems or accounting, 7 in marketing and 115 in credit processing, documentation, collection and recovery. The Company's five most senior officers have an average of 26 years experience in the consumer finance industry. None of the Company's employees is represented by a union and the Company considers employee relations to be excellent.

ITEM 2.   PROPERTIES

     As of December 31, 1997, the Company maintained its corporate headquarters and a regional office in Gurnee, Illinois, and also operated a regional office located in Tampa, Florida. The Company recently closed its Orlando regional office and consolidated the operations of the Orlando office into the operations of the Tampa regional office. The following table sets forth certain information with respect to the Company's offices:


                                YEAR OFFICE      APPROXIMATE         BASE
 LOCATION                         OPENED        SQUARE FEET     MONTHLY RENT
---------                         ------        -----------     ------------
 Gurnee, IL (2)                    1995              20,125        $ 19,820
 Tampa, FL (3)                     1968              11,000        $  9,003

     Total property rental expense for the Company approximated $423,000, $412,000 and $341,000 in 1997, 1996 and 1995, respectively.

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

     1. REHM V. EAGLE FINANCE CORP. is pending in the United States District Court for the Northern District of Illinois and is designated by case number 96 C 2455. The plaintiff has filed a class action complaint alleging that the Company and three of its directors and officers have violated Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated thereunder. The litigation is still in its initial stages although it has been pending for almost two years. The parties have attempted to negotiate a settlement, and, while those attempts were unsuccessful, a further attempt to settle will be made. Discovery is beginning, and a schedule has been set for class certification. If there is no settlement, the Company intends to defend vigorously the claims made in the complaint.

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

     3. SOLARMAR SYSTEMS CORP V. EAGLE FINANCE CORP., RONALD B. CLONTS ET AL. was filed on September 14, 1995 in Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, and is designated as Case No. 95-18056-CA-01. This suit arose out of a settlement agreement entered in 1988 between the plaintiff and the predecessor to the Company (the "Settlement Agreement"), following the plaintiff's bankruptcy. The Company (E.F. Wonderlic & Associates, Inc.) purchased promissory notes from the plaintiff that the plaintiff had received in connection with the sale of hot water heating systems to Florida homeowners. The complaint filed against the Company alleges that the Company breached the Settlement Agreement and fraudulently induced the plaintiff to enter into it. The plaintiff's complaint was dismissed in June, 1996, with leave to amend, primarily on the

------------------------
(2) The information presented reflects the combined data for the Company's headquarters (5,064 square feet) and the Illinois regional office (16,053 square feet), which are located in the same building, and a Kenosha, Wisconsin payment processing office (827 square feet). The Gurnee facility is leased from an unrelated party under three leases. One lease has a term which expires on May 31, 2001; one has a term which expires on April 30, 2001; and one has a term which expires on November 30, 2000. Each lease provides for a three-year extensions at the option of the Company. Initial occupancy occurred on March 1, 1995.

(3)The Tampa office is leased from unrelated parties. The lease for the Tampa office has a five-year term that expires on December 31, 2000.

grounds that the claims were time-barred by the applicable Florida statute of limitations. The plaintiff filed an amended complaint in June, 1996, which asserted essentially the same claims of fraud, violations of the Federal Racketeer Influenced and Corrupt Organizations Act and fraud in the inducement. The Company filed a motion for summary judgment on the ground that Solarmar's claims are barred by the applicable statute of limitations. The Court partially granted the motion by dismissing the three breach of contract claims. All other causes of action were not dismissed. The parties are currently engaged in discovery and no trial date has been set. The Company intends to defend vigorously the claims made in the complaint.

     4. DRAKE V. EAGLE FINANCE CORP., was filed on June 13, 1997 in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 L 6521. The class action Complaint alleges that he Company has violated the Uniform Commercial Code and the Illinois Sales Finance Agency Act arising out of the notice that the Company sent to the plaintiff's after the Company repossessed their car. The Company has responded to the written discovery initiated by the plaintiffs and has filed its answer, affirmative defenses and counterclaim to the plaintiffs' second amended complaint. In its counterclaim and affirmative defenses, the Company assets that it is entitled to a set-off due to the plaintiffs' failures to comply with the terms of their respective retail installment sales contracts. Due to the early stage of the litigation, it is not possible to determine the likelihood of an unfavorable outcome, however, the Company intends to defend vigorously the claims made in the Complaint.

     5. HALL V. EAGLE FINANCE CORP., was filed on July 28, 1997 in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 CH 9328. The class action Complaint alleges that the Company has violated the Illinois Wage Assignment Act arising out of the Company's attempt to enforce the wage assignment that the plaintiff executed when he purchased a car. The case is in its initial pleading stage, and no discovery has been taken. The parties have reached a class wide settlement which must be approved by the court. The approval process is proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.
                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock is listed for quotation on the National Market tier of the Nasdaq Stock Market-SM- under the symbol "EFCW." On February 12, 1998, the Company was advised by NASD that the NASD's rule may require the Company's stock be delisted during mid-May unless the trading price increases to required levels. The high and low bid quotations for the common stock during 1996 and 1997, as reported by the National Association of Securities Dealers, Inc., are set forth in the following table. Such over-the-counter bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                            1997                    1996
                                      ------------------     ----------------
          QUARTER ENDED                HIGH      LOW          HIGH        LOW
          -------------                ----      ---          ----        ---
 March 31  . . . . . . . . . . . . .  $4 1/2      $2 3/4     $14 1/4     $8 1/2
 June 30 . . . . . . . . . . . . . .  $2 3/8      $1 3/4     $ 9 1/4     $6 1/2
 September 30  . . . . . . . . . . .  $5          $1 5/8     $ 6 7/8     $5 1/4
 December 31 . . . . . . . . . . . .  $1 3/4      $  3/4     $ 8 1/4     $5


     Harris Trust and Savings Bank serves as the transfer agent for the Company's common stock. As of March 25, 1998, the Company had 233 stockholders of record, exclusive of holders who own their shares in "street" or nominee names and approximately 1,100 beneficial stockholders.

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

ITEM 6.   SELECTED FINANCIAL DATA

      Omitted pursuant to Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended ("Rule 12b-25")

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Omitted pursuant to Rule 12b-25.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omitted pursuant to Rule 12b-25.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Omitted pursuant to Rule 12b-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Omitted pursuant to Rule 12b-25.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled "Election of Directors" of the Company's 1998 Proxy Statement. The required information with respect to the Company's executive officers is provided in Item 1 hereof under the heading "Executive officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled "Executive
Compensation": of the Company's 1998 Proxy Statement; provided, however, the section entitled "Board Compensation Committee Report on Executive Compensation" is specifically not incorporated into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled "Security Ownership Of Certain Beneficial Owners" of the Company's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of the Company's 1998 Proxy Statement.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                         PAGE
                                                                         ----
(a)  1.   Financial Statements:

          Omitted pursuant to Rule 12b-25.

     2. The following financial schedules for the years 1995, 1994 and 1993 are submitted herewith:

          Omitted pursuant to Rule 12b-25.

     3.   Exhibits.


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


EXHIBIT
  NO                          DESCRIPTION
-------                       -----------
3.1*      Restated Certificate of Incorporation of the Company
3.2*      Restated Bylaws of the Company
4.1*      Form of certificate evidencing Common Stock of the Company
4.2*      Indenture dated as of April 15, 1995 between the Company and LaSalle
          National Bank, as Trustee
4.3*      First Supplemental Indenture dated as of April 28, 1995 between the
          Company and LaSalle National Bank, as Trustee, including form of note
10.1*     Lease Agreements dated June 1, 1993 between Upland Farms and Wonderlic
          & Associates, Inc.
10.2*     Intercompany Services Agreement dated as of January 1, 1994
10.3*     Tax Indemnification Agreement
10.4*     Servicing Agreement dated February 26, 1993 between Wonderlic &
          Associates, Inc. and General Electric Capital Corporation
10.5*     Amendment No. 1 to Servicing Agreement dated March 22, 1993 between
          Wonderlic & Associates, Inc. and General Electric Capital Corporation
10.6*     Interest Rate Protection Agreement dated July 1, 1992 between the
          Company and Harris Trust and Savings Bank
10.7*     Eagle Finance Corp. 1994 Stock Incentive Plan
10.8*     Form of Stock Option Agreement
10.9*     Form of Employment Agreement of Charles F. Wonderlic
10.10*    Form of Employment Agreement of Ronald B. Clonts
10.10(a)* Amendment to Employment Agreement of Ronald B. Clonts, dated January
          1, 1997.
10.11*    Form of Employment Agreement of Robert J. Braasch
10.12*    Form of Indemnification Agreement
10.13*    Computer System Lease dated July 31, 1993 between Wonderlic Personnel
          Test, Inc. and Wonderlic & Associates, Inc.
10.14*    Master Note Agreement dated as of January 1, 1994 between Wonderlic &
          Associates, Inc. and Prominent Mortgage Corp.
10.15*    First Amendment to Master Note Agreement dated as of August 1, 1994 between Eagle Finance Corp. and Prominent Mortgage Corp.
10.16*    Form of Debenture Agreement
10.17*    Form of Subordinated Debentures
10.18*    Form of Subordinated Notes
10.19*    Form of Dealer Agreement
10.20*    Form of Company Credit Application



EXHIBIT
  NO                          DESCRIPTION
-------                       -----------
10.21*    Asset Purchase Agreement dated as of September 27, 1994 between
          General Electric Capital Corporation and Eagle Finance Corp.
10.22*    Amendment No. 1 to Asset Purchase Agreement, dated as of March 31,
          1995, between General Electric Capital Corporation and Eagle Finance
          Corp.
10.23*    Form of Master Lease Agreement
10.24*    Assignment and Assumption Agreement dated as of August 1, 1994 between
          Wonderlic Personnel Test, Inc. and Eagle Finance Corp.
10.25*    Asset Purchase Agreement dated as of June 25, 1996 between General
          Electric Capital Corporation and Eagle Finance Corp.
10.26*    Amended and Restated Servicing Agreement dated as of June 25, 1996 between General Electric Capital Corporation and Eagle Finance Corp.
10.27*    Pooling and Servicing Agreement dated as of September 1, 1996 among
          Eagle Auto Funding Corp., Eagle Finance Corp. and Harris Trust and
          Savings Bank
10.28*    Loan Sale and Contribution Agreement dated as of September 1, 1996 between Eagle Finance Corp. and Eagle Auto Funding Corp.
10.29*    Waiver Letter from General Electric Capital Corporation dated March
          26, 1997
10.30     Waiver Letter from General Electric Capital Corporation dated January
          29, 1998
11        Statement Regarding Computation of Net Earnings Per Share.  Omitted
          pursuant to Rule 12b-25.
12        Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
          Omitted pursuant to Rule 12b-25.
23        Consent of KPMG Peat Marwick LLP.  Omitted pursuant to Rule 12b-25.
27        Financial Data Schedule.  Omitted pursuant to Rule 12b-25.

(b) The Company did not file any Current Report on Form 8-K during the fourth quarter of 1997.

(c) Exhibits - those exhibits listed above without an asterisk are filed herewith.

(d) The following financial statement schedules have been excluded from the annual report to stockholders by Rule 14a-3(b) and are filed herewith: Omitted pursuant to Rule 12b-25.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                              EAGLE FINANCE CORP.


                              By:        CHARLES F. WONDERLIC
                                 ------------------------------------------
                                       Charles F. Wonderlic
                                       Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                Title                                        Date
     ---------                -----                                        ----
CHARLES F. WONDERLIC          Chairman, Chief Executive     )
-------------------------     Officer and Director          )
Charles F. Wonderlic          (Principal Executive Officer) )
                                                            )
RONALD B. CLONTS              Vice Chairman and Director    )
-------------------------                                   )
Ronald B. Clonts                                            )
                                                            )
ROBERT J. BRAASCH             President and Chief Financial )
-------------------------     Officer (Principal Financial  )
Robert J. Braasch             and Accounting Officer)       )
                                                            )
RICHARD E. WONDERLIC          Executive Vice President      )
-------------------------     and Director                  )    March 31, 1998
Richard E. Wonderlic                                        )
                                                            )
ROBERT H. ARNOLD              Director                      )
-------------------------                                   )
Robert H. Arnold                                            )
                                                            )
ROBERT L. JOOSS               Director                      )
-------------------------                                   )
Robert L. Jooss                                             )
                                                            )
WALTER J. O'BRIEN             Director                      )
-------------------------                                   )
Walter J. O'Brien                                           )
                                                            )
E. BRUCE FREDRIKSON           Director                      )
-------------------------                                   )
E. Bruce Fredrikson                                         )


                                    EXHIBIT INDEX

EXHIBIT
  NO                          DESCRIPTION
-------                       -----------
3.1       Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 to Registration Statement on Form S-1,
          File No. 33-77828)
3.2       Restated Bylaws of the Company (incorporated by reference to Exhibit
          No. 3.2 to Registration Statement on Form S-1, File No. 33-77828)
4.1       Form of certificate evidencing Common Stock of the Company
          (incorporated by reference to Exhibit No. 4.1 to Registration
          Statement on Form S-1, File No. 33-77828)
4.2       Indenture dated as of April 15, 1995 between the Company and LaSalle
          National Bank, as Trustee (incorporated by reference to Exhibit No. 2 to Current Report on Form 8-K, dated May 5, 1995)
4.3       First Supplemental Indenture dated as of April 28, 1995 between the
          Company and LaSalle National Bank, as Trustee, including form of note
          (incorporated by reference to Exhibit No. 3 to Current Report on Form
          8-K, dated May 5, 1995)
10.1      Lease Agreements dated June 1, 1993 between Upland Farms and Wonderlic
          & Associates, Inc. (incorporated by reference to Exhibit No. 10.1 to
          Registration Statement on Form S-1, File No. 33-77828)
10.2      Intercompany Services Agreement dated as of January 1, 1994
          (incorporated by reference to Exhibit No. 10.2 to Registration
          Statement on Form S-1, File No. 33-77828)
10.3      Tax Indemnification Agreement (incorporated by reference to Exhibit
          No. 10.3 to Registration Statement on Form S-1, File No. 33-77828)
10.4      Servicing Agreement dated February 26, 1993 between Wonderlic &
          Associates, Inc. and General Electric Capital Corporation
          (incorporated by reference to Exhibit No. 10.4 to Registration
          Statement on Form S-1, File No. 33-77828)
10.5      Amendment No. 1 to Servicing Agreement dated March 22, 1993 between
          Wonderlic & Associates, Inc. and General Electric Capital Corporation
          (incorporated by reference to Exhibit No. 10.5 to Registration
          Statement on Form S-1, File No. 33-77828)
10.6      Interest Rate Protection Agreement dated July 1, 1992 between the
          Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit No. 10.11 to Registration Statement on Form S-1, File No.
          33-77828)
10.7      Eagle Finance Corp. 1994 Stock Incentive Plan (incorporated by reference to Exhibit No. 10.12 to Registration Statement on Form S-1,
          File No. 33-77828)
10.8      Form of Stock Option Agreement (incorporated by reference to Exhibit
          No. 4.4 to Registration Statement on Form S-8, File No. 33-89132)
10.9      Form of Employment Agreement of Charles F. Wonderlic (incorporated by reference to Exhibit No. 10.13 to Registration Statement on Form S-1,
          File No. 33-77828)
10.10     Form of Employment Agreement of Ronald B. Clonts (incorporated by reference to Exhibit No. 10.14 to Registration Statement on Form S-1,
          File No. 33-77828)


EXHIBIT
  NO                          DESCRIPTION
-------                       -----------

10.10(a)  Amendment to Employment Agreement of Ronald B. Clonts, dated
          January 1, 1997 (incorporated by reference to Exhibit No. 10.11(a)
          to Form 10-K for the Year Ended December 31, 1996)
10.11     Form of Employment Agreement of Robert J. Braasch (incorporated by reference to Exhibit No. 10.15 to Registration Statement on Form S-1,
          File No. 33-77828)
10.12     Form of Indemnification Agreement (incorporated by reference to
          Exhibit No. 10.16 to Registration Statement on Form S-1, File No.
          33-77828)
10.13     Computer System Lease dated July 31, 1993 between Wonderlic Personnel
          Test, Inc. and Wonderlic & Associates, Inc. (incorporated by reference to Exhibit No. 10.17 to Registration Statement on Form S-1, File No.
          33-77828)
10.14     Master Note Agreement dated as of January 1, 1994 between Wonderlic &
          Associates, Inc. and Prominent Mortgage Corp. (incorporated by reference to Exhibit No. 10.18 to Registration Statement on Form S-1,
          File No. 33-77828)
10.15     First Amendment to Master Note Agreement dated as of August 1, 1994 between Eagle Finance Corp. and Prominent Mortgage Corp. (incorporated by reference to Exhibit No. 10.18(a) to the Quarterly Report on Form
          10-Q for the Quarterly Period Ended September 30, 1994)
10.16     Form of Debenture Agreement (incorporated by reference to Exhibit No.
          10.19 to Registration Statement on Form S-1, File No. 33-77828)
10.17     Form of Subordinated Debentures (incorporated by reference to Exhibit
          No. 10.20 to Registration Statement on Form S-1, File No. 33-77828)
10.18     Form of Subordinated Notes (incorporated by reference to Exhibit No.
          10.21 to Registration Statement on Form S-1, File No. 33-77828)
10.19     Form of Dealer Agreement (incorporated by reference to Exhibit No.
          10.22 to Registration Statement on Form S-1, File No. 33-77828)
10.20     Form of Company Credit Application (incorporated by reference to
          Exhibit No. 10.23 to Registration Statement on Form S-1, File No.
          33-77828)
10.21     Asset Purchase Agreement dated as of September 27, 1994 between
          General Electric Capital Corporation and Eagle Finance Corp.
          (incorporated by reference to Exhibit No. 10.26 to the Quarterly
          Report on Form 10-Q for the Quarterly Period ending September 30,
          1994)
10.22     Amendment No. 1 to the Asset Purchase Agreement, dated as of March 31,
          1995, between General Electric Capital Corporation and Eagle Finance
          Corp. (incorporated by reference to Exhibit No. 10.25(a) to
          Registration Statement on Form S-1, File No. 33-90754)
10.23     Form of Master Lease Agreement (incorporated by reference to Exhibit
          No. 10.26 to the Annual Report on Form 10-K for the Year ended
          December 31, 1994)
10.24     Assignment and Assumption Agreement dated as of August 1, 1994 between
          Wonderlic Personnel Test, Inc. and Eagle Finance Corp. (incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K
          for the Year Ended December 31, 1994)



EXHIBIT
  NO                          DESCRIPTION
-------                       -----------

10.25     Asset Purchase Agreement dated as of June 25, 1996 between General
          Electric Capital Corporation and Eagle Finance Corp. (incorporated by reference to Exhibit No. 10.3 to the Quarterly Report on Form 10-Q for
          the Quarterly Period Ended June 30, 1996)
10.26     Amended and Restated Servicing Agreement dated as of June 25, 1996 between General Electric Capital Corporation and Eagle Finance Corp.
          (incorporated by reference to Exhibit No. 10.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996)
10.27     Pooling and Servicing Agreement dated as of September 1, 1996 among
          Eagle Auto Funding Corp., Eagle Finance Corp. and Harris Trust and
          Savings Bank (incorporated by reference to Exhibit No. 10.32 to Form
          10-K for the Year Ended December 31, 1996)
10.28     Loan Sale and Contribution Agreement dated as of September 1, 1996 between Eagle Finance Corp. and Eagle Auto Funding Corp. (incorporated by reference to Exhibit No. 10.33 to Form 10-K for the Year Ended
          December 31, 1996)
10.29     Waiver Letter from General Electric Capital Corporation dated March
          26, 1997 (incorporated by reference to Exhibit No. 10.34 to Form 10-K for the Year Ended December 31, 1996)
10.30     Waiver Letter from General Electric Capital Corporation dated January
          29, 1998
11        Statement Regarding Computation of Net Earnings Per Share.  Omitted
          pursuant to Rule 12b-25
12        Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
          Omitted pursuant to Rule 12b-25
23        Consent of KPMG Peat Marwick LLP.  Omitted pursuant to Rule 12b-25
27        Financial Data Schedule.  Omitted pursuant to Rule 12b-25
