Form 10-K/A
period 1997-12-31
EAGLE FINANCE CORP
filed 1998-06-17
CIK 921863

                                                 THE FOLLOWING ITEMS WERE THE
                                                 SUBJECT OF A FORM 12b-25 AND
                                                 ARE INCLUDED HEREIN:
                                                 6, 7, 7A, 8, 9, 14(a)(1),
                                                 14(a)(2) AND 14(d).  ITEMS 3,
                                                 10, 11, 12, 13 AND 14(a)(3),
                                                 AS AMENDED, ARE ALSO INCLUDED
                                                 HEREIN.


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-K/A

/X/ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For fiscal year ended December 31, 1997

                                            OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For transition period from ________________ to ________________

                          Commission File Number:  0-24286
                                                   -------

                                EAGLE FINANCE CORP.
                ----------------------------------------------------
               (Exact name of Registrant as specified in its charter)

DELAWARE                                                             36-2464365
-------------------------------           -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1425 TRI-STATE PARKWAY, GURNEE, ILLINOIS                              60031-4060
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:    (847) 855-7150
--------------------------------------------------     --------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------

                                                  Name of each Exchange
          Title of each class                      on which registered
          -------------------                      -------------------
                 NONE                                     NONE

Securities registered pursuant to Section 12(g) of the Act:
----------------------------------------------------------

                      COMMON STOCK, $0.01 PAR VALUE PER SHARE
                      ---------------------------------------
                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No   X
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting common stock of Registrant held by non-affiliates as of April 30, 1998 was $494,000.(1) At April 30, 1998, the total number of shares of common stock outstanding was 4,228,690.


                        DOCUMENTS INCORPORATED BY REFERENCE

     None.


















----------------------
(1) Based on the closing price of Registrant's common stock on April 30, 1998 on the Nasdaq National Market, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

                                EAGLE FINANCE CORP.


                         1997 FORM 10-K/A - AMENDMENT NO. 1
                              ________________________

                                 TABLE OF CONTENTS
                              ________________________

                                                                         PAGE
                                                                        NUMBER
                                      PART II


ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1


ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . .  1


ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .  1


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .  2


                                      PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . .  2

ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . .  3

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . .  5

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. . . . 18

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . 18

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . 38

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . 38

ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 41

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . 43

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . 45

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . 46

                                       PART I


ITEM 1.   BUSINESS

          Included in the Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1998 (the "Initial Form 10-K")

ITEM 2.   PROPERTIES

          Included in the Initial Form 10-K.


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

     1. REHM V. EAGLE FINANCE CORP. is pending in the United States District Court for the Northern District of Illinois and is designated by case number 96 C 2455. The plaintiff has filed a class action complaint alleging that the Company and three of its directors and officers have violated Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated thereunder. The litigation is still in its initial stages although it has been pending for almost two years. The parties have attempted to negotiate a settlement, but those attempts were unsuccessful. Discovery is scheduled to begin shortly, and a stipulation and order with regard to the composition of the class has been entered. The Company intends to defend vigorously the claims made in the complaint.

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

     3. DRAKE AND MITCHELL V. EAGLE FINANCE CORP., is pending in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 L 6521. The plaintiffs have filed a class action complaint alleging that the Company has violated the Illinois Uniform Commercial Code and the Illinois Sales Finance Agency Act arising out of the repossession of cars purchased by the plaintiffs. The Company has responded to the written discovery initiated by the plaintiffs and has filed its answer, affirmative defenses and counterclaim to the plaintiffs' second amended complaint. In its counterclaim, the Company asserts that it is entitled to a set-off due to the plaintiffs' failures to comply with the terms of their respective retail installment sales contracts. The plaintiffs have withdrawn their motion for class certification without prejudice, and have represented that they would be interested in discussing the settlement of the remaining individual claims. The Company intends to defend vigorously the claims made in the complaint.

      4. HALL V. EAGLE FINANCE CORP., is pending in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 CH 9328. The class action Complaint alleges that the Company has violated the Illinois Wage Assignment Act by collecting wages after the assignments expired. The parties have reached a settlement agreement, which the court has approved. Payments pursuant to the settlement must be made.

      5. CLEVELAND V. WALLACE AUTO SALES, INC., ET AL., was filed on September 19, 1997, in the United States District Court for the Northern District of Illinois and is designated by case number 96 C 6045. The complaint alleges that the Company has violated the Illinois Consumer Fraud Act, the Illinois Sales Finance Agency Act and the Federal Racketeer Influenced and Corrupt Organizations Act arising out of the Company's purchase of retail installment sales contract through which the plaintiffs purchased a used automobile. The complaint is alleged as a class action, and includes unnamed, and still unknown, directors and officers of the Company. The Company filed a motion to dismiss, and the court has dismissed all counts and all defendants with prejudice. The plaintiff's appealed the court's decision to the Seventh Circuit Court of Appeals. Briefing of the appeal has been stayed pending the Seventh Circuit's ruling in a similar case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        Included in the Initial Form 10-K.


                                      PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        Included in the Initial Form 10-K.

ITEM 6.        SELECTED FINANCIAL DATA


     The following selected financial data as of and for each of the years in the five-year period ended December 31, 1997 are derived from the financial statements of the Company. The selected financial data should be read in conjunction with the Financial Statements, including the Notes thereto, and other financial data included elsewhere herein and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                    SELECTED FINANCIAL AND OPERATING INFORMATION


                                                                       AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                          1997          1996             1995        1994 (1)         1993
                                                       ---------      -------         ---------     ---------       ---------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF INCOME DATA:
Automobile portfolio interest and fee income, owned    $  11,436      $  26,326       $  26,779     $  12,328       $   5,278
                                                       ---------      ---------       ---------     ---------       ---------
Total interest and fee income.......................   $  11,752      $  26,653       $  27,100     $  12,723       $   5,517
Total interest expense..............................       5,476          9,060           8,093         2,712           1,232
                                                       ---------      ---------       ---------     ---------       ---------
Net interest income before provision for
   credit losses....................................       6,276         17,593          19,007        10,011           4,285
Provision for credit losses.........................       6,251         13,184           9,538           254             455
                                                       ---------      ---------       ---------     ---------       ---------
Net interest income after provision for credit
losses..............................................          25          4,409           9,469         9,757          3,830
                                                       ---------      ---------       ---------     ---------       ---------
Interest income, Installment Contract sale..........       4,723             --              --            --              --
Interest expense, Installment Contract sale.........       1,597             --              --            --              --
                                                       ---------      ---------       ---------     ---------       ---------
Net interest income before provision for credit
  losses, Installment Contract sale..................      3,126             --              --            --              --
Provision for credit losses, Installment Contract
  sale...............................................      2,883             --              --            --              --
                                                       ---------      ---------       ---------     ---------       ---------
Net interest income after provision for credit
  losses, Installment Contract sale..................        243             --              --            --              --
                                                       ---------      ---------       ---------     ---------       ---------
Servicing income....................................       1,629          5,107           2,119           841             586
Gain on securitization..............................         --             612              --            --              --
Insurance commissions...............................           6             66             255           147              65
Operating expenses..................................      14,485         16,202          11,321         5,627           2,795
Income tax expense (benefit)(2).....................         121           (659)            197         1,167              --
                                                       ---------      ---------       ---------     ---------       ---------
Net income (loss)...................................    $(12,703)     $  (5,349)      $     325     $   3,951       $   1,686
                                                       ---------      ---------       ---------     ---------       ---------
                                                       ---------      ---------       ---------     ---------       ---------
Earnings per common share...........................    $  (3.02)     $   (1.28)          $0.08         $0.93       $    0.37
Weighted average number of
   common shares outstanding(3).....................   4,204,394      4,189,100       4,183,490     3,377,973       2,800,000

OPERATING AND OTHER DATA:

Net finance receivables (owned or serviced).........    $ 98,961      $ 151,630       $ 184,882     $ 100,620       $  28,847

Average interest rate on net finance receivables(5)..      24.90%         22.82%          22.43%        26.72%          23.94%
Average interest rate on interest bearing
liabilities..........................................      12.08           9.23            9.17          8.56            7.82
                                                       ---------        -------       ---------     ---------       ---------
Net interest spread..................................      12.82%         13.59%          13.26%        18.16%          16.12%
Net interest margin..................................      13.30%         15.06%          15.73%        21.02%          18.60%
Total allowance for credit losses, dealer reserves
   and nonrefundable acquisition discount as a
   percentage of net finance receivables (owned)....       14.64          14.22           14.09         12.67           15.44
 Net charge-offs as a percentage of average net
   finance receivables (owned or serviced) (6).......      17.33          19.60           15.57         10.89           10.24
Operating expenses as a percentage of average net
   finance receivables (owned or serviced)...........      10.84           9.37            7.35         10.48           10.14
Ratio of earnings to fixed charges(7)................      (0.66)x         0.51x           1.06x         2.81x           2.22x
Return (loss) on average assets......................     (22.42)%        (5.03)%          0.29%         9.32%           8.18%
Return (loss) on average equity......................    (180.75)%       (34.85)%          1.86%        46.76%          42.57%
Net income (loss) as a percentage of revenues(8)         (108.09)        (22.88)           1.52         35.92           34.16

BALANCE SHEET DATA:
Finance receivables (owned), net (9).................  $   28,455     $  54,664        $145,719     $  78,864        $ 24,297
Nonrefundable acquisition discount...................      (1,180)       (1,443)         (9,428)       (8,671)         (2,749)
Allowance for credit losses..........................      (2,986)       (6,046)        (10,808)       (1,249)         (1,000)
Total assets(10).....................................      54,826        63,768         139,058        71,245          20,998
Total debt(10).......................................      56,825        50,806         118,697        52,528          15,922
Dealer reserves......................................       --              287             293            74               2
Stockholders' equity (deficit).......................      (2,316)       10,308          15,656        15,209        $  4,088

________________________

(1) The December 31, 1994 data reflect the effect of the Company's July, 1994 initial public offering in which the Company sold 1,380,000 shares of its common stock.

(2) In connection with the Company's July 1994 initial public offering, the Company elected to terminate its election to be treated as a subchapter S corporation for tax purposes. As a result of this change in tax status, 1994 became the first year in which the Company recorded any income tax expense.

(3) Earnings per common share reflect a 38.8% income tax adjustment to subchapter S corporation earnings for the periods prior to July 21, 1994, the date the Company terminated its subchapter S corporation election. Basic and fully diluted earnings per share is reflected, except that, for 1994, fully diluted earnings per share was $0.91.

(4) Weighted average number of common shares outstanding for periods prior to April 14, 1994 reflect the effect of the Company's 11,666.667-for-1 stock split effected on that date.

(5) For the years ended December 31, 1994 and 1993, average interest rate earned includes the impact of the accretion to income from nonrefundable acquisition discount of $1.3 million and $580,000, respectively.

(6) The Company's general policy is to charge-off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days (120 days for certain securitized receivables) contractually delinquent. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Loss Experience -- Allowance and Provision for Credit Losses/Charge-Offs."

(7) For purposes of calculating the historical ratio of earnings to fixed charges, earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest charges and one-third of rentals.

(8) Revenues consist of net interest income, gain on sale of finance receivables, servicing income and insurance commissions.

(9) Net of unearned finance charges.

(10)Includes Installment Contract sales of $23.2 million and related indebtedness of $23.7 million. SEE Note 1 to the Company's Financial Statements.


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

       The following management's discussion and analysis provides information regarding the Company's financial condition as of December 31, 1997 and 1996 and its results of operations for the years ended December 31, 1997, 1996 and 1995. The management's discussion and analysis should be read in conjunction with the preceding "Selected Financial Data" and the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Company's Financial Statements, the Notes thereto and the financial data included elsewhere herein.

       The Company experienced a significant deterioration in its financial condition primarily due to significant operating losses during 1997 and 1996 that resulted from adverse changes in the sub-prime automobile finance industry and a significant deterioration in the quality of the Company's assets. The Company has been unable to maintain adequate levels of income and net worth to satisfy the requirements of its revolving credit agreement with a group of nine commercial banks (the "Revolving Credit Agreement"), that certain Asset Purchase Agreement dated as of June 25, 1996, as amended, between the Company and General Electric Capital Corporation (the "GECC Agreement") and the Indenture dated as of April 15, 1995, under a supplement to which $17 million of its outstanding subordinated notes were issued. At December 31, 1997, the Company's funding was effectively limited to its internally generated cash. The Company, among other actions, has restructured operations to reduce overhead. During 1997, the Company adopted more conservative credit underwriting criteria, which resulted in a reduction in the volume of Installment Contracts purchased from dealers. The Company continues to seek a merger, sale or recapitalization. There is no assurance that the Company will be successful in these efforts and the failure of such efforts would have a material adverse effect on the Company's financial condition and raise substantial doubt about the Company's ability to continue as a going concern.

RECENT EVENTS

SALES OF FINANCE RECEIVABLES/DEBT RETIREMENT

       On February 23, 1998 and March 23, 1998 the Company sold net retail installment contracts ("Installment Contracts") to competitors for $12.5 million and $471,000 in cash net of non-refundable acquisition discount and allowances for credit losses, respectively. Proceeds were applied to payoff all outstanding amounts under the Company's Revolving Credit Agreement. As a result, the Revolving Credit Agreement was terminated shortly after the March 23, 1998 sale. Any resulting gain or loss on this transaction was not material.

DELISTING OF COMMON STOCK FROM NASDAQ MARKET

       The Company's common stock, $0.01 per value par share (the "Common Stock"), ceased to be quoted on the NASDAQ National Market on May 13, 1998. Trading, if any, in the Company's Common Stock may now be conducted in the over-the-counter market through the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of the delisting from the NASDAQ National Market, a shareholder will find it more difficult or impossible to sell, or to obtain quotations as to prices of, the Company's Common Stock.

FOURTH QUARTER ADJUSTMENTS

       During the fourth quarter, the Company reduced the amount of its Excess Servicing Receivable asset and restricted cash in connection with its 1996 securitization of Installment Contracts to zero as a result of anticipated increased loss experience. Additionally, the Company eliminated approximately $2.0 million that had initially been recorded as gain on sale during the second and third quarters with respect to Installment Contract sales to GECC pursuant to the GECC Agreement (the "1997 GECC Transactions") in order to reflect such transactions as financing transactions pursuant to the provisions of Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125").

GENERAL

       The Company's outstanding balance of owned or serviced (i.e., managed) Installment Contracts declined $52.7 million during 1997 to $99.0 million
(net). This decline reflects (i) the Company's emphasis on addressing credit losses (rather than portfolio growth), (ii) limited funding availability and
(iii) the Company's suspension of Installment Contract purchases beginning in October 1997 until alternative funding sources become available.

               Finance receivables managed (owned or serviced) as of December 31, 1997 and 1996 consisted of the following:

                                                                   1997                1996
                                                              -------------       --------------
Total owned, net . . . . . . . . . . . . . . . . . . . . . .  $  28,455,232       $  54,663,926
                                                              -------------       -------------
Serviced:
   GECC Installment Contract sale (1997) (1) . . . . . . . .     27,060,820                  --
   GECC Installment Contract sale (1996 and prior) (1) . . .     28,798,501          66,717,919
   Securitization. . . . . . . . . . . . . . . . . . . . . .     14,646,770          30,247,885
                                                              -------------       -------------
Total serviced, net. . . . . . . . . . . . . . . . . . . . .     70,506,091          96,965,804
                                                              -------------       -------------
Total managed, net . . . . . . . . . . . . . . . . . . . . .  $  98,961,323       $ 151,629,730
                                                              -------------       -------------
                                                              -------------       -------------

_______________
(1) For 1995 and 1996, Installment Contract sales pursuant to the GECC Agreement were accounted for as off-balance sheet sales transactions pursuant to SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse" ("SFAS 77"), and servicing and bonus servicing fee income is recognized as earned. Effective January 1, 1997, sales pursuant to the GECC Agreement were accounted for as financing transactions pursuant to SFAS 125, and interest income is recognized on the Installment Contract balances under the interest method. Interest expense is recognized at GECC's fixed spread and charge-off and related provisions for credit losses are reflected as transactions impacting the allowance for credit losses, Installment Contract sales.

     Interest and servicing income on the Company's portfolio of managed Installment Contracts accounts for most of the Company's revenue. The net amount of Installment Contracts purchased declined to $57.2 million during the year ended December 31, 1997 from $105.9 million during the year ended December 31, 1996. The Company began reducing its purchases of Installment Contracts during the fourth quarter of 1995. This trend continued through 1997 and 1996 as the Company sought to improve the quality of Installment Contracts purchased. This decision was prompted by unacceptable credit performance trends on previously purchased Installment Contracts.

     As reflected in the following table, the finance receivables originated by the Company during the periods presented below consist primarily of Installment Contracts.


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                     1997                1996           1995
                                                                  ---------          ----------     ----------
                                                                             (DOLLARS IN THOUSANDS)
 Net Installment Contracts purchased(1). . . . . . . . . . .      $  57,204          $  105,906     $  186,162
 Net Other Loans originated(1) . . . . . . . . . . . . . . .            267                 528            417
                                                                  ---------          ----------     ----------
 Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  57,471          $  106,434     $  186,579
                                                                  ---------          ----------     ----------
                                                                  ---------          ----------     ----------

_______________________
(1)  Net of unearned finance charges.

     As part of its funding strategy, the Company sold $37.0 million and $64.8 million of net Installment Contracts to GECC, with servicing retained, during the years ended December 31, 1997 and 1996, respectively. The Company accounted for the 1997 GECC Transactions as financing transactions pursuant to the provisions of SFAS 125, which is effective for Installment Contract sale transactions occurring after December 31, 1996. Prior to 1997, the Company accounted for Installment Contract sales with GECC as off-balance sheet sales transactions pursuant to the provisions of SFAS 77, thereby removing the related receivables from the balance sheet while recognizing any subsequent servicing income as received. SEE "-- Accounting Matters" and
Note 1 to the Company's Financial Statements. During 1997, the Company also sold $14.4 million of net Installment Contracts to competitors, for which servicing rights were relinquished. (Additionally, during 1996, the Company sold $9.6 million of net Installment Contracts originated from dealers located in Texas to a competitor. This sale reflects the Company's decision to substantially reduce its business in Texas.) There was no related gain or loss on sales of Installment Contracts to competitors. If there was a gain or loss, it would have been recorded at the time the Installment Contracts were sold. SEE "-- Liquidity and Capital Resources" and Notes 4 and 5 to the Company's Financial Statements.

     During the fourth quarter of 1996, the Company completed the securitization of approximately $35.2 million (net) of Installment Contracts through a transaction agented by Greenwich Capital Markets, Inc. (the "Securitization"). The transaction was structured to create three classes of certificates, which were rated by Duff & Phelps Credit Rating Co. and Fitch Investors Service L.P. The Company recognized a gain on the transaction of approximately $612,000. The Company capitalized the retained servicing rights on the Installment Contracts securitized. The net amount of Installment Contracts serviced by the Company for third parties was $70.5 million and $97.0 million at December 31, 1997 and 1996, respectively. SEE "-- Liquidity and Capital Resources" and Notes 4 and 5 to the Company's Financial Statements.

PROFITABILITY AND RECENT TRENDS

     During 1997, several sub-prime automobile finance companies, including the Company, experienced poor finance receivables performance, higher delinquency rates and increased credit losses on their owned or serviced receivables. In addition, during the past several months, a number of finance companies have made strategic decisions to exit the industry. This trend was the direct result of several factors including: (i) the increased levels of outstanding consumer debt and personal bankruptcies; (ii) the heightened demand created by the increased supply of capital and used automobile inventories; (iii) the need to attract consumers with lower credit qualifications to meet this additional demand; (iv) economic uncertainties and financial difficulties within the sub-prime automobile industry as well as management upheavals at certain industry leaders; and (v) the impact of increased levels of competition on Installment Contract yields. These factors have contributed to a significant reduction in traditional and non-traditional lending to the industry and a material decline in public market investment into the sub-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

     The $6.6 million decline in 1997 earnings was primarily a result of reduced net interest income as a result of fewer Installment Contract purchases and fewer Installment Contracts owned due to additional sales of Installment Contracts and a $2.7 million valuation adjustment to previously recognized net assets related to the Securitization of Installment Contracts. The decrease in 1997 earnings was partially offset by a reduced provision for credit losses on owned receivables and reduced operating expenses.

     The following table sets forth certain data relating to the Company's net income before provision for credit losses for the years ended December 31, 1997, 1996 and 1995:


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                     1997                1996           1995
                                                                  ----------           --------       --------
                                                                               (DOLLARS IN THOUSANDS)
Average owned finance receivables, net (1) . . . . . . . . .       $ 47,196            $116,797       $120,830
Average interest bearing liabilities . . . . . . . . . . . .         45,321              98,202         88,276
Total interest and fee income. . . . . . . . . . . . . . . .         11,752              26,653         27,100
Total interest expense . . . . . . . . . . . . . . . . . . .          5,476               9,059          8,093
                                                                   --------            --------       --------
Net interest income before provision for credit losses . . .       $  6,276            $ 17,594       $ 19,007
                                                                   --------            --------       --------
                                                                   --------            --------       --------
Average interest rate on owned finance receivables, net. . .          24.90%              22.82%         22.43%
Average interest rate on interest bearing liabilities. . . .          12.08%               9.23%          9.17%
                                                                   --------            --------       --------
Net interest spread. . . . . . . . . . . . . . . . . . . . .          12.82%              13.59%         13.26%
                                                                   --------            --------       --------
                                                                   --------            --------       --------
Net interest margin(2) . . . . . . . . . . . . . . . . . . .          13.30%              15.06%         15.73%
                                                                   --------            --------       --------
                                                                   --------            --------       --------

________________________
(1) Excludes average net finance receivables serviced (including 1997 GECC Transaction receivables) for third parties of $86.5 million, $56.0 million and $33.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The 1997 GECC Transactions were accounted for as financing transactions. SEE Note 1 to the Company's Financial Statements.

(2) Net interest margin represents net interest income divided by average finance receivables, net owned.

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

     An increasingly larger component of the Company's profitability is the servicing income earned by the Company on Installment Contracts sold or securitized. Servicing income is derived from base servicing fees for finance receivables administration and collection services and bonus or excess servicing fees paid based on the performance of the Installment Contracts sold or securitized. Net servicing income of $1.6 million was earned in 1997, reflecting a decline of $3.5 million from the $5.1 million earned in 1996. Although base servicing fees increased to $2.1 million in 1997 from $1.7 million in 1996 (as a result of a greater level of average serviced assets), the 1997 base servicing fee increase was offset by a $740,000 increase to the amortization of the excess servicing receivable and a $1.7 million adjustment to reflect the outlook as of December 31, 1997 with respect to future credit losses, recoveries and prepayment rates on the Securitization and 1997 Installment Contract sales. SEE Note 5 to the Company's Financial Statements.

     The Company maintains credit loss reserves to absorb potential losses in its finance receivables portfolio. Credit loss reserves for the Company's Installment Contracts portfolio are comprised of nonrefundable acquisition discount and allowance for credit losses. SEE "-- Credit Loss Experience."

     For the year ended December 31, 1997, the average interest rate earned on net finance receivables (owned) increased 2.08% over the comparable 1996 period. Generally, it would be anticipated that improved margins would result in improved profitability; however, due to significant increases in funding costs resulting from actions taken by lenders that are party to the Revolving Credit Agreement, the average interest rate on interest bearing liabilities increased 2.85% for the year ended December 31, 1997 over the comparable 1996 period.

     Pursuant to an October 1997 amendment to the Revolving Credit Agreement, the Company borrowed funds at an interest rate equal to the prime rate of the agent bank plus 3% (representing an increase from the prime rate, the previous interest rate on borrowings). The Revolving Credit Agreement was retired subsequent to December 31, 1997. SEE "-- Recent Developments" and
Note 16 to the Company's Financial Statements.

     Another component of the Company's profitability is the level of its operating expenses. Operating expenses decreased $1.7 million (10.6%) from the prior year, but it increased as a percentage of average managed receivables to 10.8% in 1997. The increase as a percentage of average managed receivables is due to fewer Installment Contract purchases and the sale of Installment Contracts to competitors. The Company has consolidated operations and reduced staffing to reduce operating expenses.

FINANCIAL CONDITION

     Total assets decreased $9.0 million (14.0%) to $54.8 million at December 31, 1997 from $63.8 million at December 31, 1996 primarily due to decreases in owned finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) to $24.3 million at December 31, 1997 from $47.2 million at December 31, 1996. The decrease in owned finance receivables was offset, in part, by an increase in finance receivables of $23.2 million (net) resulting from the 1997 GECC Transactions. During 1997, the Company sold Installment Contracts of approximately $37.0 million to GECC. These Installment Contracts constituted the 1997 GECC Transactions and were accounted for as financing transactions. The Company also sold approximately $14.4 million (net) of Installment Contracts to competitors during 1997. The net amount of owned or serviced Installment Contracts decreased to $98.9 million at December 31, 1997 from $151.6 million at December 31, 1996.

     Total liabilities increased $3.7 million (6.9%) to $57.1 million at December 31, 1997 from $53.5 million at December 31, 1996 primarily due to the notes payable arising in connection with the 1997 GECC Transactions and the treatment of such transactions pursuant to SFAS 125. The decrease in senior debt was primarily the result of decreased borrowings under the Revolving Credit Agreement to $15.0 million at December 31, 1997 from $32.8 million at December 31, 1996 as a result of applying the proceeds of sales of Installment Contracts to the Revolving Credit Agreement.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     The following table sets forth certain data relating to the Company's results of operations for the years ended December 31, 1997, 1996 and 1995:

                                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                             -------------------------------------
                                                                                              1997           1996           1995
                                                                                             -------        -------        -------
                                                                                                    (DOLLARS IN THOUSANDS)

Automobile portfolio interest and fee income, owned receivables. . . . . . . . . . .         $11,436        $26,326        $26,779
                                                                                             -------        -------        -------
Total interest and fee income, owned receivables . . . . . . . . . . . . . . . . . .         $11,752        $26,653        $27,100
Total interest expense, senior and subordinated debt . . . . . . . . . . . . . . . .          (5,476)        (9,060)        (8,093)
                                                                                             -------        -------        -------
Net interest income before provision for credit losses . . . . . . . . . . . . . . .           6,276         17,594         19,007
Provision for credit losses, owned receivables . . . . . . . . . . . . . . . . . . .          (6,251)       (13,184)        (9,538)
                                                                                             -------        -------        -------
Net interest income after provision for credit losses, owned receivables . . . . . .              25          4,410          9,469
                                                                                             -------        -------        -------
Interest income, Installment Contract sales. . . . . . . . . . . . . . . . . . . . .           4,723             --             --
Interest expense, Installment Contract sales . . . . . . . . . . . . . . . . . . . .          (1,597)            --             --
Provision for credit losses, Installment Contract sales. . . . . . . . . . . . . . .          (2,883)            --             --
                                                                                             -------        -------        -------
Net interest income after provision for credit losses, Installment Contract
       sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             243             --             --

Other income:
     Servicing income (from Installment Contracts) . . . . . . . . . . . . . . . . .           1,628          5,107          2,119
     Gain on sale of finance receivables (net) . . . . . . . . . . . . . . . . . . .              --            612           --
     Insurance Products commissions. . . . . . . . . . . . . . . . . . . . . . . . .               6             66            255
                                                                                             -------        -------        -------
Total other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,634          5,785          2,374
                                                                                             -------        -------        -------
Salaries and related costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,434          8,011          5,745
Other operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,050          8,191          5,576
                                                                                             -------        -------        -------
Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,484         16,202         11,321
                                                                                             -------        -------        -------
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             121           (659)           197
                                                                                             -------        -------        -------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(12,703)       $(5,349)       $   325
                                                                                             -------        -------        -------
                                                                                             -------        -------        -------

     COMPARISON OF 1997 TO 1996. The Company experienced a net loss of $12.7 million for the year ended December 31, 1997 compared to net loss of $5.3 million for the year ended December 31, 1996.

     The most significant factors in the Company's $7.4 million decline in earnings between 1997 and 1996 was (i) the $14.9 million reduction in interest and fee income due to reduced earning assets as a result of the purchase of fewer Installment Contracts and additional sales of Installment Contracts; (ii) the $4.2 million reduction (net) in other income; and (iii) higher effective costs for borrowed money for the financing of owned receivables. SEE "-- Notes 4 and 5 to the Company's Financial Statements."

     Net interest income from owned receivables before the provision for credit losses decreased by 64.3% to $6.3 million for the year ended December 31, 1997 from $17.6 million for the year ended December 31, 1996, primarily as the result of a decrease in Installment Contracts owned, thereby reducing the amount of interest income-producing assets.

     Interest expense, excluding that relating to the 1997 GECC Transactions, decreased to $5.5 million for the year ended December 31, 1997 from $9.1 million for the year ended December 31, 1996. The decrease resulted from a decrease in the average amount of borrowed funds outstanding throughout the year. The average debt outstanding during 1997, excluding that relating to the 1997 GECC Transactions, decreased to $45.3 million from $98.2 million during 1996, and the average interest rate paid for borrowed funds increased 30.9% to 12.08% in 1997 from 9.23% in 1996, primarily as a result of subordinated debt representing a higher proportion of outstanding debt and actions taken by lenders that are party to the Revolving Credit Agreement. The effective rate of interest paid to Revolving Credit Agreement lenders increased to 15.5% in 1997, 74.6% above the comparable 1996 rate.

     The Company's financial presentation for sales of Installment Contracts to GECC changed in 1997 due to the implementation of SFAS 125 (which became effective January 1, 1997). The 1997 GECC Transactions are reported as financing transactions, while those Installment Contract sales to GECC occurring in 1996 and prior periods are reported as sales transactions. Interest income in 1997 from the 1997 GECC Transaction of $4.7 million was reduced by related interest expense of $1.6 million and a related provision for credit losses of $2.9 million. Net interest income, after provision for credit losses, on Installment Contract sales for the year ended December 31, 1997 was $243,000. In 1996, GECC Installment Contract sales revenue was included in servicing fee income.

     There was no gain on sale in 1997 compared to $612,000 in the year ended December 31, 1996 due to the absence of securitization activity in 1997.

     Other income, primarily consisting of servicing income and bonus servicing income, decreased $4.2 million to $1.6 million for 1997. Service fee income declined by $1.8 million to $3.3 million in 1997 from the $5.1 million recorded in the year ended December 31, 1996. The reduction in servicing income in 1997 is attributable to a $1.1 million decrease in servicing fees and a $740,000 increase in amortization expense resulting from the Securitization. The Company recorded a ($2.7 million) adjustment to reflect the declining outlook on its Securitization with respect to future credit losses, recoveries and prepayment rates and recorded an adjustment of $1.7 million as of December 31, 1997.

     Operating expenses decreased 10.6% to $14.5 million for the year ended December 31, 1997 compared to $16.2 million for the year ended December 31, 1996. Salaries and related costs decreased 7.2% from the prior year to $7.4 million for the year ended December 31, 1997, due primarily to reductions in the number of employees notwithstanding normal pay increases and increased benefits costs. The Company's other operating expenses decreased 13.9% to $7.1 million for the year ended December 31, 1997 compared to the year ended December 31, 1996, due to a 22.6% reduction in average net finance receivables owned or serviced. Operating expenses as a percentage of average net finance receivables owned or serviced increased to 10.84% for the year ended December 31, 1997 as compared to 9.37% for the year ended December 31, 1996.

     The Company had an income tax expense of $121,000 for the year ended December 31, 1997 compared to an income tax benefit of ($659,000) for the year ended December 31, 1996. The 1997 expense related to a pretax loss of $12.6 million incurred in 1997 versus pretax loss of $6.0 million in 1996. The effective tax rates on income before income taxes was (11.0%) in 1996.

     COMPARISON OF 1996 TO 1995. The Company experienced a net loss of $5.3 million for the year ended December 31, 1996 compared to net income of $325,000 for the year ended December 31, 1995.

     Net interest income before the provision for credit losses decreased by 7.4% to $17.6 million for the year ended December 31, 1996 from $19.0 million for the year ended December 31, 1995, primarily as the result of increased sales of Installment Contracts and the Securitization, thereby reducing the number of interest income-producing assets. The negative effect on interest and fee income resulting from the sale and the Securitization, with servicing retained, of $100 million of finance receivables (net) during 1996, compared to $44.3 million in 1995, was partially offset by a significant increase in servicing income.

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

     Other income, including servicing income and commissions from the sale of Insurance Products, increased 141.7% to $5.8 million for the year ended December 31, 1996 from $2.4 million for the year ended December 31, 1995, primarily due to an increase in servicing income to $5.2 million for the year ended December 31, 1996 from $2.1 million for the year ended December 31, 1995. This increase reflects the increased amount of servicing-retained sales of finance receivables and the Securitization by the Company in 1996. The Company derives its servicing income from base servicing fees and bonus or excess servicing fees based on the performance of the finance receivables serviced by the Company. Of the $5.1 million of servicing income earned in 1996, $3.7 million represented bonus or a excess servicing fees. Of the $2.1 million of servicing income earned in 1995, $1.1 million represented bonus or excess servicing fees. During 1996, the Company recognized a $612,000 gain from the sale of $35.2 million (net) of Installment Contracts to the Eagle Auto Trust 1996-A in October 1996 and the corresponding issuance to investors of automobile receivable-backed certificates.

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

CREDIT LOSS EXPERIENCE

     The Company's credit loss reserves are comprised of three components: nonrefundable acquisition discount; an allowance for credit losses; and, for non-Installment Contracts finance receivables, refundable dealer reserves. The total of allowance for credit losses, nonrefundable acquisition discount and dealer reserves equaled 14.64% and 14.22% of net owned finance receivables at December 31, 1997 and 1996, respectively. At

December 31, 1997, the Company maintained credit loss reserves equal to 14.13% of the net amount of the 1997 GECC Transactions to offset potential losses on the 1997 GECC Transactions. The following discussion reflects the Company's increased emphasis on the allowance for credit losses and its reduced emphasis on nonrefundable acquisition discount in establishing credit loss reserves for the Company's owned portfolio of Installment Contracts.

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

     The following table presents a reconciliation of the changes in nonrefundable acquisition discount and dealer reserves on its owned receivables for the years ended December 31, 1997, 1996 and 1995:

                                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                                            --------------------------------------
                                                                                              1997           1996           1995
                                                                                            --------       --------       --------
                                                                                                    (DOLLARS IN THOUSANDS)
Balance at January 1,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,730       $  9,721       $  8,745
Additions applicable to new volume . . . . . . . . . . . . . . . . . . . . . . . . .           5,152         11,547         30,319
Payments to dealers. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           (833)        (2,077)
Reductions applicable to accounts sold . . . . . . . . . . . . . . . . . . . . . . .          (5,175)        (8,439)        (5,524)
Losses charged, net of recoveries. . . . . . . . . . . . . . . . . . . . . . . . . .            (527)       (10,266)       (21,742)
                                                                                            --------       --------       --------
Balance at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,180       $  1,730       $  9,721
                                                                                            --------       --------       --------
                                                                                            --------       --------       --------
Nonrefundable acquisition discount as a percentage of
  net owned finance receivables at year-end  . . . . . . . . . . . . . . . . . . . .            4.15%          3.16%          6.67%

     The substantial decrease in "additions applicable to new volume" from 1996 to 1997 and 1996 to 1995 reflects the fact that purchases of Installment Contracts declined and that, unlike 1995, nonrefundable acquisition discount was not increased during 1996 or 1997 by allocations of contract interest that otherwise would have been recorded as unearned finance charges. SEE "--Accounting Matters."

     ALLOWANCE AND PROVISION FOR CREDIT LOSSES/CHARGE-OFFS. The Company maintains an allowance for credit losses at a level that management believes adequate to absorb potential losses in its finance receivables portfolio. Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience and delinquency trends using static pool analysis, the value of the underlying collateral and general economic conditions and trends. If the amount of nonrefundable acquisition discount associated with a specific pool of Installment Contracts is determined to be insufficient, in the opinion of management, to absorb projected losses for that pool, a provision for credit losses would be charged against earnings. The Company's general policy is to charge-off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days contractually delinquent. The Company has experienced higher charge-off rates during 1996 than during 1995. SEE "-- Results of Operations for the Years Ended December 31, 1997, 1996 and 1995 -- Comparison of 1997 to 1996"

     The following table reflects the Company's allowance for credit losses and provision for credit losses on its owned receivables for each of the years ended December 31, 1997, 1996 and 1995:


                                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                                            --------------------------------------
                                                                                              1997           1996           1995
                                                                                            --------      ---------       --------
                                                                                                      (DOLLARS IN THOUSANDS)
 Balance at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . .        $  6,046      $  10,808       $  1,249
 Provision charged to expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,251         13,184          9,538
 Finance receivables charged off, net of recoveries. . . . . . . . . . . . . . . . .          (9,311)       (17,946)           (21)
                                                                                            --------      ---------       --------
 Balance at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  2,986      $   6,046       $ 10,808
                                                                                            --------      ---------       --------
                                                                                            --------      ---------       --------
 Allowance as a percentage of
   net owned finance receivables at year-end . . . . . . . . . . . . . . . . . . . .           10.49%         11.06%          7.42%


     The provision charged to expense as a percentage of average finance receivables (owned) was 13.3%, 11.3% and 7.9% for the years 1997, 1996 and 1995, respectively. The substantial increases in the provision for credit losses was due to higher credit losses and the Company not allocating during 1996 or 1997 any contract interest to non-refundable acquisition discount. SEE "-- Results of Operations for the Years Ended December 31, 1997, 1996 and 1995 -- Comparison of 1997 to 1996" and "--Accounting Matters."

     DELINQUENCIES. The Company monitors delinquencies in the managed finance receivables portfolio to gauge overall credit trends. Managed finance receivables (net of unearned finance charges) that were contractually delinquent by 30 days or longer were $14.0 million, $16.6 million and $15.2 million, representing 14.1%, 11.0% and 8.2% of net managed finance receivables, as of December 31, 1997, 1996 and 1995, respectively. The Company attributes the increase in delinquencies in 1997 to (i) the suspension of Installment Contract purchases, thereby eliminating the Company's ability to improve the credit quality of the portfolio by replenishing current accounts; (ii) the sale of Installment Contracts to third parties, including competitors, which accounts are disproportionately comprised of current accounts; and (iii) the adverse impact of consolidating Company operations with respect to collection activities. SEE "Business -- Servicing and Collection."

     The following table reflects delinquencies experienced by the Company in its managed finance receivables portfolio as of December 31, 1997, 1996 and 1995:


                                                                                                       AS OF DECEMBER 31,
                                                                                           ---------------------------------------
                                                                                              1997           1996           1995
                                                                                           ---------       --------       --------
                                                                                                     (DOLLARS IN THOUSANDS)
Net amount outstanding(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  98,961       $151,630       $184,882
                                                                                           ---------       --------       --------
Delinquencies
     30-59 days. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   9,935       $ 13,256       $ 11,701
     60-89 days. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,868          2,965          3,507
     90+ days (2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             164            396              1
                                                                                           ---------       --------       --------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  13,967      $  16,617      $  15,209
                                                                                           ---------       --------       --------
                                                                                           ---------       --------       --------

Total delinquencies as a percentage of net managed
     finance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14.11%         10.96%          8.18%

________________________
(1) Includes Installment Contracts sold or securitized, with servicing retained, by the Company and Other Loans, in each case net of unearned finance charges.

(2) The Company charges off all Installment Contracts and Other Loans greater than 89 days delinquent. The Company charges off all securitized Installment Contracts greater than 120 days delinquent.

     REPOSSESSIONS ON HAND AND CHARGE-OFF EXPERIENCE. Repossessed collateral consists primarily of automobiles and is valued at the lower of cost or market. Repossessions on hand (including titled assets) were valued at $2.1 million (2.3% of net managed Installment Contracts), $4.2 million (2.8% of net managed Installment Contracts), and $4.4 million (2.4% of net managed Installment Contracts) at December 31, 1997, 1996 and 1995, respectively. Titled assets included repossessed assets pending recovery (I.E., in respect of a charged-off account, but not yet in the Company's possession) which, effective December 31, 1995, are carried at their estimated fair value, less the estimated costs of disposition. Additionally, accounts charged off as a result of bankruptcy filings are carried as a titled asset at a value based on the terms of the resolution of the bankruptcy. At December 31, 1997 and 1996, the value of titled assets was approximately $1.2 million and $1.6 million, respectively.

     The following table reflects charge-offs in the managed finance receivables portfolio as of and for the years ended December 31, 1997, 1996 and 1995:


                                                                                        AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                                                                        -----------------------------------------
                                                                                            1997           1996           1995
                                                                                        ----------     ----------     -----------
                                                                                                 (DOLLARS IN THOUSANDS)
Net average managed principal amount outstanding(1). . . . . . . . . . . . . . . . . .    $  133,664     $  172,838     $  153,955
Number of accounts charged-off during period . . . . . . . . . . . . . . . . . . . . .         5,423          6,768          4,990
Net charge-offs during period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   23,169     $   33,878     $   23,978
Net charge-offs as a percentage of average net managed principal amount outstanding. .         17.33%         19.60%         15.57%

_______________________
(1) Includes Installment Contracts sold or securitized, with servicing retained, by the Company and Other Loans, in each case net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company financed its operations through cash flow from operations, borrowings under the Revolving Credit Agreement (until terminated in March 1998), and periodic sales of Installment Contracts and other finance receivables. At December 31, 1997, the Company's funding was effectively limited to internal cash generation. The Company, among other actions, has restructured operations to reduce overhead. During 1997, the Company modified credit underwriting criteria and reduced the volume of Installment Contracts purchased from dealers. The Company is exploring opportunities for a merger, sale or recapitalization. There is no assurance that the Company will be successful in these efforts and the failure of such efforts would have a material adverse effect on the Company's financial condition.

     Net cash provided by (used in) operating activities totaled ($8.3) million, ($23.7) million and $3.3 million during the years ended December 31, 1997, 1996 and 1995, respectively.

     Net cash provided by (used in) investing activities totaled $3.0 million, $91.0 million and ($67.4) million during the years ended December 31, 1997, 1996 and 1995, respectively.

     Net cash provided by (used in) financing activities, primarily as a result of borrowings and repayments under the Revolving Credit Agreement, totaled $5.9 million, ($68.1) million and $65.3 million during the years ended December 31, 1997, 1996 and 1995, respectively. SEE the Statements of Cash Flows in the Company's Financial Statements.

     During October 1997, the Company entered into an amendment to the Revolving Credit Agreement that, among other things: immediately reduced the maximum availability under the facility to $30 million; reduced availability to $20 million effective December 19, 1997 and $15 million effective January 20, 1998; accelerated maturity to January 31, 1998 (the debt under the Revolving Credit Agreement was retired on March 23, 1998); and modified certain other terms of the revolving credit facility, including the cost of borrowings (which was increased to prime plus 3% from prime and eliminated the availability of LIBOR borrowings). These changes were motivated by, among other things, the Company's breach of financial covenants under the Revolving Credit Agreement and general economic conditions in the sub-prime automobile finance industry.

     The Company must comply with customary financial and other covenants under the Indenture. At December 31, 1997, the Company was in breach of the interest coverage ratio and delinquency trigger covenant under its agreements with GECC; and the leverage covenant under its subordinated debt indenture. The Company is seeking waivers with respect to these breaches. The Company expects to remain in violation of these covenants. No assurance can be given that either or both of the Company's subordinated lenders (or trustee under the Indenture) and GECC will not take adverse action in response to the ongoing breaches of covenants. SEE
"--Recent Events."

     At December 31, 1997, the Company had total debt of $32.6 million as compared to $50.8 million at December 31, 1996 and $118.7 million at December 31, 1995. At December 31, 1997, $5.0 million was available under the Revolving Credit Agreement. SEE Note 8 to the Company's Financial Statements. The following table presents the Company's debt instruments and the weighted average interest rates on such instruments at the dates indicated:


                                                                        AT DECEMBER 31,
                                         -----------------------------------------------------------------
                                                 1997                    1996                    1995
                                         ------------------       -----------------      -----------------
                                         BALANCE       RATE       BALANCE      RATE      BALANCE      RATE
                                         ------------------       -----------------      -----------------
                                                               (DOLLARS IN THOUSANDS)
 SENIOR
   Revolving Credit Agreement. . . . .  $ 14,997      12.83%    $ 31,763       8.05%     $ 99,650      7.89%
   Loan from affiliated company. . . .        37       6.75%       1,065       6.75%        1,002      6.75%
 SUBORDINATED
   Notes payable . . . . . . . . . . .    17,543      12.21%      17,978      12.15%       18,045     12.14%
                                        --------                --------                 --------
   Total debt. . . . . . . . . . . . .  $ 32,577      12.08%    $ 50,806       9.47%     $118,697      8.52%
                                        --------                --------                 --------
                                        --------                --------                 --------

     In May, 1995, through a public offering underwritten by Kemper Securities, Inc. (now EVEREN Securities, Inc.), The Chicago Corporation and Piper Jaffray Inc., the Company issued $17 million of subordinated notes, with a maturity date of May 2005. Interest on the notes accrues at the rate of 10% from the date of their original issuance, and is payable monthly. The rate at which interest accrues under the notes will increase, generally by 25 basis points, each year beginning June 1, 1996. The notes are redeemable by the Company, in whole or in part, beginning on their second anniversary date, with a 1% premium imposed if the notes are redeemed prior to their third anniversary. The Company is required to redeem $750,000 (subject to certain adjustments) of aggregate principal amount of notes (or make corresponding contributions to a sinking fund) on each of the fourth through ninth anniversaries of the notes. The notes were issued under the Indenture, which contains financial and operating covenants that restrict, among other things, the Company's ability to pay dividends, to incur additional indebtedness and to engage in certain extraordinary transactions. At December 31, 1997, the Company was in violation of the leverage covenants set forth in the indenture governing the notes. The Company expects to remain in violation of that covenant for the near term. No assurance can be given that the Company's subordinated lenders will not take adverse action in response to the ongoing breach of such covenant.

     The following table sets forth information with respect to maturities of senior and subordinated debt at December 31, 1997:

                                                                     LOAN FROM
                                             SENIOR BANK             AFFILIATED            SUBORDINATED
      YEAR                                 LINES OF CREDIT            COMPANY             NOTES PAYABLE               TOTAL
     ------                               -----------------          ----------           -------------              -------
                                                                     (DOLLARS IN THOUSANDS)
      1998 . . . . . . . . . . . . . . .        $14,997                $  37                 $  10                  $  15,044
      1999 . . . . . . . . . . . . . . .             --                   --                   813                        813
      2000 . . . . . . . . . . . . . . .             --                   --                   809                        809
      2001 . . . . . . . . . . . . . . .             --                   --                   875                        875
      2002 . . . . . . . . . . . . . . .             --                   --                   812                        812
      Thereafter . . . . . . . . . . . .             --                   --                14,224                     14,224
                                          -----------------          ----------           -------------            ----------
          Total. . . . . . . . . . . . .      $  14,997                $  37             $  17,543                  $  32,577
                                          -----------------          ----------           -------------            ----------
                                          -----------------          ----------           -------------            ----------


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

     The interest rate collars, in an aggregate notional amount of $20 million, protect the Company against increases in the interest rate of its revolving debt when the three-month LIBOR rate exceeds 8%. The Company must make payments to the counterparties to the interest rate collars if three-month LIBOR falls below 5%. The interest rate collar expires in September 2000.

     In order to meet funding needs, in 1997 the Company sold approximately $36.9 million of net Installment Contracts to GECC under the GECC Agreement. SEE Note 1 to the Company's Financial Statements.

     The GECC Agreement provides for the purchase by GECC of Installment Contracts from the Company on a revolving basis of up to a maximum principal amount of $80 million outstanding at any time through June 25, 1998; however, GECC has verbally indicated to the Company that it would not make additional Installment Contract purchases until an adequate replacement is found for the Revolving Credit Agreement. There is no assurance that a replacement will be found. The Company also sold $14.4 million of net Installment Contracts to competitors in order to reduce indebtedness.

     Total stockholders' equity (deficit) at December 31, 1997 was ($2.3) million as compared to $10.3 million at December 31, 1996.

YEAR 2000 COMPLIANCE

     Company operations are dependent on a proprietary information management system. As a result of initiatives undertaken over a decade ago, all systems development has been formatted with a full, four-digit year code in the database. Based on a comprehensive assessment of the year 2000 on its business, the Company believes that all critical financial and operational information is currently year 2000 compliant.

     The Company has a formalized program for testing communication equipment, vendor software, and non-critical ancillary programs for year 2000 compliance. As of December 31, 1997, the Company's compliance efforts are substantially complete. The Company does not expect the cost of ensuring year 2000 compliance to be material.

ACCOUNTING MATTERS

     Historically, the Company recorded, at the time it purchased Installment Contracts, a portion of contract interest (which would otherwise have been recorded as unearned finance charges) as nonrefundable acquisition discount when the credit risk and potential for future losses warranted such an allocation. For 1997 and 1996, however, the Company did not allocate any portion of contract interest from Installment Contracts purchased during the period to nonrefundable acquisition discount. Instead, the Company established additional reserves for credit losses on its portfolio of Installment Contracts through the recognition of a provision for credit losses that supplemented the balance of nonrefundable acquisition discount. SEE "Credit Loss Experience."

     During 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial components approach which focuses on control of the assets and liabilities that exist after the transfer. SFAS 125 prescribes the methodology for recognition of gain or loss upon the transfer of assets as well as the valuation of finance income receivable. SFAS 125 is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Retroactive application is not permitted. The Company adopted SFAS 125 on January 1, 1997.

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to the SFAS 128 requirements.

     In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted.

     In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted.

     In management's opinion, SFAS Nos. 130 and 131, when adopted, will not have a material effect on the Company's financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has only limited involvement with derivative financial instruments (consisting of interest rate caps, collars and floors ranging in maturity from three to five years, and totaling $35 million in notional principal amount) and does not use them for trading purposes. At December 31, 1997 and 1996, the Company was a party to a $15 million interest rate cap agreement which entitles the Company to receive payments from a counterparty whenever, and based upon the amount by which, the three-month LIBOR rate exceeds 10.5%. At December 31, 1997, the Company was a party to an interest rate collar agreement of $20 million. This agreement entitles the Company to receive payments from the counterparty whenever, and based upon the amount by which, the three-month LIBOR rate exceeds 8%. The interest rate collar agreement requires the Company to make payments to the counterparty whenever, and based upon the amount by which, the three-month LIBOR rate is less than 5%. SEE "-- Note 9 to the Company's Financial Statements."

     The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. Premiums paid for interest rate caps and collars are amortized into interest expense over the term of the instrument. Interest expense will be reduced (increased) on a current basis if payments are received (paid) under these instruments

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


DESCRIPTION:                                                         PAGE

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .   17

Balance Sheets as of December 31, 1997 and 1996. . . . . . . . . . .   18

Statements of Income for the Years Ended December 31, 1997,
     1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .   19

Statements of Changes in Stockholders' Equity for the Years Ended
     December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .   20

Statements of Cash Flows for the Years Ended December 31, 1997,
     1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .   21

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . .   22

                                   [LETTERHEAD]




                            INDEPENDENT AUDITORS' REPORT


The Board of Directors
Eagle Finance Corp.:

We have audited the accompanying balance sheets of Eagle Finance Corp. (the Company) as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Finance Corp. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses, has failed to comply with various debt covenants and is presently seeking to merge, sell or recapitalize the Company all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Effective January 1, 1997 the Company adopted the Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".


                      KPMG PEAT MARWICK LLP


Chicago, Illinois
April 15, 1998

                                 EAGLE FINANCE CORP.
                                    BALANCE SHEETS
                           AS OF DECEMBER 31, 1997 AND 1996


                                      ASSETS

                                                            DECEMBER 31,
                                                       ----------------------------
                                                       1997                1996
                                                      ------------     ------------
Finance receivables, owned (note 2). . . . . . . .    $ 28,455,232     $ 54,663,926
Nonrefundable acquisition discount (note 3). . . .      (1,179,708)      (1,443,164)
Allowance for credit losses (note 3) . . . . . . .      (2,986,419)      (6,045,514)
                                                      ------------     ------------
Finance receivables, net owned . . . . . . . . . .      24,289,105       47,175,248
                                                      ------------     ------------
Finance receivables, Installment Contract sales. .      27,060,820             --
Allowance for credit losses related to
   Installment Contract sales    . . . . . . . . .      (3,353,808)            --
Additional allowance represented on title assets,
   Installment Contract sales    . . . . . . . . .        (470,113)            --
                                                      ------------     ------------
Finance receivables, net Installment Contract sales     23,236,899             --
                                                      ------------     ------------
Cash . . . . . . . . . . . . . . . . . . . . . . .       1,809,248        1,271,594
Money market investments . . . . . . . . . . . . .         552,521          552,651
Prepaid expenses and debt issuance costs . . . . .       1,029,970        1,554,082
Repossessed or titled assets . . . . . . . . . . .       2,091,011        4,249,443
Income tax receivable. . . . . . . . . . . . . . .       1,268,152        4,732,346
Deferred income tax benefit (note 7) . . . . . . .            --          1,004,912
Excess servicing receivable (note 6) . . . . . . .            --          1,050,590
Other assets . . . . . . . . . . . . . . . . . . .         548,913        2,176,696
                                                       -----------      -----------
                                                     $  54,825,819     $ 63,767,562
                                                       -----------      -----------
                                                       -----------      -----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Notes payable, Installment Contract sales. . . . . . $  23,707,012     $      --
Senior debt (note 8) . . . . . . . . . . . . . . . .    15,034,111        32,827,893
Subordinated debt (note 8) . . . . . . . . . . . . .    17,543,768        17,977,720
Accrued interest payable . . . . . . . . . . . . . .       162,370           468,533
Accounts payable and accrued liabilities . . . . . .       694,577         1,893,737
Unearned insurance commissions . . . . . . . . . . .          --               5,158
Dealer reserves (note 3) . . . . . . . . . . . . . .          --             286,783
                                                       -----------      -----------
Total liabilities. . . . . . . . . . . . . . . . . .    57,141,838        53,459,824
Stockholders' equity (deficit):
Preferred Stock, authorized 3,000,000 shares,
   none issued . . . . . . . . . . . . . . . . . . .          --              --
Common Stock: $.01 par value, authorized
   10,000,000 shares, issued and outstanding
   4,228,690 and 4,189,100 shares in
   1997 and 1996, respectively . . . . . . . . . . .        42,287            41,891
Additional paid-in capital . . . . . . . . . . . . .    13,593,206        13,514,422
Retained earnings (deficit). . . . . . . . . . . . .   (15,951,512)       (3,248,575)
                                                       -----------      -----------
Total stockholders' equity (deficit) . . . . . . . .    (2,316,019)       10,307,738
                                                       -----------      -----------
                                                     $  54,825,819     $  63,767,562
                                                       -----------      -----------
                                                       -----------      -----------

                   See accompanying notes to financial statements.

                                EAGLE FINANCE CORP.
                                STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                   YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                             1997           1996           1995
                                                            ------         ------         ------
Interest income, owned:
   Interest and fee income, owned receivables. . . .     $ 11,751,876   $ 26,653,260   $ 27,100,358
   Interest expense, owned receivables (senior and
      subordinated debt) . . . . . . . . . . . . . .       (5,475,730)    (9,059,458)    (8,092,984)
                                                         ------------   ------------   ------------
Net interest income, owned receivables . . . . . . .        6,276,146     17,593,802     19,007,374
Provision for credit losses (note 3),
      owned receivables  . . . . . . . . . . . . . .       (6,251,206)   (13,184,278)    (9,537,949)
                                                         ------------   ------------   ------------
Net interest income after provision for
      credit losses  . . . . . . . . . . . . . . . .           24,940      4,409,524      9,469,425
                                                         ------------   ------------   ------------
Interest income, Installment Contract Sales:
   Interest income, Installment Contract sales . . .        4,722,811           --             --
   Interest expense, Installment Contract sales
      (notes payable)  . . . . . . . . . . . . . . .       (1,597,319)          --             --
   Provision for credit losses, Installment
      Contract sales   . . . . . . . . . . . . . . .       (2,883,038)          --             --
                                                         ------------   ------------   ------------
Net interest income after provision for credit losses,
      Installment Contract sales . . . . . . . . . .          242,454           --             --
                                                         ------------   ------------   ------------
Other income:
   Service fee income (note 5) . . . . . . . . . . . .      3,309,660      5,107,585      2,119,374
   Gain on sale of finance receivables, net (note 4) .           --          611,796           --
   Losses related to securitization. . . . . . . . . .     (1,681,317)          --             --
   Commissions and other . . . . . . . . . . . . . . .          6,412         65,811        254,853
                                                         ------------   ------------   ------------
Total other income . . . . . . . . . . . . . . . . . .      1,634,755      5,785,192      2,374,227
                                                         ------------   ------------   ------------
Income before operating expenses . . . . . . . . . . .      1,902,149     10,194,716     11,843,652
Operating expenses:
   Salaries and related costs. . . . . . . . . . . . .      7,433,803      8,011,223      5,744,920
   Collection expenses . . . . . . . . . . . . . . . .      1,423,845      1,774,186           --
   Other operating expenses. . . . . . . . . . . . . .      5,626,762      6,416,781      5,576,100
                                                         ------------   ------------   ------------
Total operating expenses . . . . . . . . . . . . . . .     14,484,410     16,202,190     11,321,020
                                                         ------------   ------------   ------------
Income (loss) before income taxes. . . . . . . . . . .    (12,582,261)    (6,007,474)       522,632
Applicable income taxes (note 7) . . . . . . . . . . .        120,676       (658,875)       197,187
                                                         ------------   ------------   ------------
Net income (loss). . . . . . . . . . . . . . . . . . . $  (12,702,937)  $ (5,348,599)    $  325,445
                                                         ------------   ------------   ------------
                                                         ------------   ------------   ------------
Weighted average common shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . . . . . .      4,204,394      4,189,100      4,183,490
   Diluted . . . . . . . . . . . . . . . . . . . . . .      4,204,394      4,189,100      4,309,612
Per share net income (loss) attributable to common
      shares:
   Basic . . . . . . . . . . . . . . . . . . . . . . .         $(3.02)        $(1.28)         $0.08
   Diluted . . . . . . . . . . . . . . . . . . . . . .         $(3.02)        $(1.28)         $0.08

                   See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.
               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                        ADDITIONAL             RETAINED
                                                 COMMON STOCK        PAID-IN CAPITAL      EARNINGS (DEFICIT)          TOTAL
                                                 ------------        ---------------      ------------------       ----------
Balance at January 1, 1994 . . . . . . . . .        41,800              13,392,437             1,774,579            15,208,816
Stock options exercised. . . . . . . . . . .            91                  81,809                  --                  81,900
Tax benefit from stock option
  exercised. . . . . . . . . . . . . . . . .          --                    40,176                  --                  40,176
 Net income. . . . . . . . . . . . . . . . .          --                      --                 325,445               325,445
                                                 ------------        -------------        --------------          ------------
Balance at December 31, 1995. . . . . . . .         41,891              13,514,422             2,100,024            15,656,337
 Net loss. . . . . . . . . . . . . . . . . .          --                      --              (5,348,599)           (5,348,599)
                                                 ------------        -------------        --------------          ------------
Balance at December 31, 1996 . . . . . . . .        41,891           $  13,514,422        $   (3,248,575)         $ 10,307,738
 Stock grants. . . . . . . . . . . . . . . .           396                  78,784                  --                  79,180
 Net loss. . . . . . . . . . . . . . . . . .          --                      --             (12,702,937)          (12,702,937)
                                                 ------------        -------------        --------------          ------------
Balance at December 31, 1997 . . . . . . . .        42,287           $  13,593,206        $  (15,951,512)         $ (2,316,019)
                                                 ------------        -------------        --------------          ------------
                                                 ------------        -------------        --------------          ------------


                   See accompanying notes to financial statements.

                                 EAGLE FINANCE CORP.
                               STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                    YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                               1997              1996           1995
                                                              ------            ------         ------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . .  $ (12,702,937)      $ (5,348,599)    $  325,445
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Provision for credit losses . . . . . . . . . . .      6,251,206         13,184,278      9,537,949
     Net finance receivables (charge-offs)
       recoveries against allowance  . . . . . . . . .     (9,310,301)       (17,946,599)        21,086
     Decrease (increase) in:
       Prepaid expenses  . . . . . . . . . . . . . . .        177,893           (200,451)       (77,175)
       Repossessed or titled assets. . . . . . . . . .      2,158,432            179,697     (3,762,715)
       Excess servicing receivable . . . . . . . . . .      2,731,907         (1,050,590)          --
       Other assets. . . . . . . . . . . . . . . . . .        (53,534)          (923,650)      (953,062)
       Income tax receivable . . . . . . . . . . . . .      3,464,194         (4,732,346)          --
       Deferred tax benefit. . . . . . . . . . . . . .      1,004,912          3,131,358     (3,777,229)
     Increase (decrease) in:
       Accrued interest. . . . . . . . . . . . . . . .       (306,163)           (34,301)       383,405
       Accrued income tax. . . . . . . . . . . . . . .           --             (683,144)       442,839
       Accounts payable and accrued liabilities. . . .     (1,199,160)        (1,286,591)       209,724
       Unearned insurance commissions. . . . . . . . .         (5,158)           (40,957)       (57,782)
       Dealer reserves . . . . . . . . . . . . . . . .       (286,783)            (6,081)       218,936
       Nonrefundable acquisition discount. . . . . . .       (263,456)        (7,984,988)       757,032
                                                          -----------        -----------     ----------
 Net cash provided by operating activities . . . . . .     (8,338,948)       (23,742,964)     3,268,453
                                                          -----------        -----------     ----------
 Cash flows from investing activities:
  Purchase of Investments  . . . . . . . . . . . . . .            130             (7,651)      (545,000)
  Proceeds from bulk sale/securitization of
    vehicle retail installment notes   . . . . . . . .     14,385,397        109,329,697     39,869,544
  Principal collected on finance receivables, owned. .     27,583,158         44,570,359     37,299,405
  Finance receivables originated or acquired
    (net of write-offs)  . . . . . . . . . . . . . . .    (52,753,097)       (62,845,116)  (144,023,772)
  Finance receivables, Installment Contract sales. . .     36,993,236               --             --
  Finance receivables, principal collected
    (net of write-offs), Installment
    Contract sales   . . . . . . . . . . . . . . . . .    (23,236,899)              --             --
                                                          -----------        -----------     ----------
  Net cash provided by (used in) investing activities       2,971,925         91,047,289    (67,399,823)
                                                          -----------        -----------     ----------
  Cash flows from financing activities:
    Proceeds from draws on bank lines,
      Installment Contract sales . . . . . . . . . . .     36,993,236               --             --
    Repayments of borrowings, Installment
      Contract sales . . . . . . . . . . . . . . . . .    (13,286,224)
    Proceeds from draws on bank lines. . . . . . . . .     56,059,348         48,471,793    602,004,545
    Repayments of borrowings . . . . . . . . . . . . .    (72,824,567)      (116,359,075)  (553,144,545)
    Debt to affiliate. . . . . . . . . . . . . . . . .     (1,028,563)            63,618        555,745
    Proceeds from issuance of other debt . . . . . . .           --              103,731     17,140,482
    Repayment of other debt. . . . . . . . . . . . . .       (433,952)          (171,309)      (387,790)
    Debt issuance costs. . . . . . . . . . . . . . . .        346,219           (210,706)      (945,311)
    Paid in capital. . . . . . . . . . . . . . . . . .         78,784               --             --
    Stock grants . . . . . . . . . . . . . . . . . . .            396               --           81,900
    Tax benefit from stock options exercised . . . . .           --                 --           40,176
                                                          -----------        -----------     ----------
  Net cash provided by (used in)
     financing activities. . . . . . . . . . . . . . .      5,904,677        (68,101,948)    65,345,202
                                                          -----------        -----------     ----------
  Cash, net change . . . . . . . . . . . . . . . . . .        537,654           (797,623)     1,213,832
  Cash at beginning of period  . . . . . . . . . . . .      1,271,594          2,069,217        855,385
                                                          -----------        -----------     ----------
  Cash at end of period  . . . . . . . . . . . . . . .   $  1,809,248       $  1,271,594   $  2,069,217
                                                          -----------        -----------     ----------
                                                          -----------        -----------     ----------
  Supplemental disclosures of cash flow information -
    cash paid during the period for:
       Interest. . . . . . . . . . . . . . . . . . . .   $  5,781,893       $  9,093,759   $  7,712,731
       Income taxes and Illinois replacement tax . . .   $      1,960       $  1,625,282   $  3,260,500

                  See accompanying notes to financial statements.

                                EAGLE FINANCE CORP.

                           NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1997, 1996, AND 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     Eagle Finance Corp. (the Company) provides consumer finance services under the name "Eagle Finance." Since 1988 the Company has focused its activities on the business of purchasing installment contracts originated by franchised and independent car dealers, generally referred to as indirect consumer lending. Indirect auto financing currently represents approximately 99% of the Company's receivables base.

     The Company has experienced a significant deterioration in its financial condition primarily due to significant operating losses during 1997 and 1996 that resulted from adverse changes in the sub-prime automobile finance industry and a significant deterioration in the quality of the Company's assets. The Company has been unable to maintain adequate levels of income and net worth to satisfy the requirements of its Revolving Credit Agreement, the GECC Agreement and subordinated notes. At December 31, 1997, the Company's funding was effectively limited to internal cash generation. The Company, among other actions, has restructured operations to reduce overhead. During 1997, the Company modified credit underwriting criteria and reduced the volume of Installment Contracts purchased from dealers. The Company is exploring opportunities for a merger, sale or recapitalization. There is no assurance that the Company will be successful in these efforts and the failure of such efforts would have a material adverse effect on the Company's financial condition.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern, such as adjustments to finance receivables, repossessed or titled assets, prepaid expenses and debt issuance costs.

INCOME ON FINANCE RECEIVABLES

     The Company recognizes finance charges on the interest (actuarial) method for both owned receivables and 1997 Installment Contract sales. Under this method, interest is earned over the lives of the finance receivables to produce constant rates of interest (yields). The accrual of interest income on finance receivables is suspended when no payments have been received for 90 days or more. Interest accrual on finance leases and retail installment notes is suspended when they become 90 days or more contractually delinquent.

SALE, SECURITIZATION AND SERVICING OF FINANCE RECEIVABLES

     The Company conducts sales and securitizations of finance receivables from time to time with and without recourse and with and without servicing retained.

     Under an existing agreement with GECC (the "GECC Agreement"), the Company periodically sells to GECC pools of finance receivables. GECC in turn earns a fixed spread over the two-year U.S. Treasury Bill rate at the time of the individual pool sale while initially retaining 10% of the purchase price at the time of sale as a reserve for credit losses. The Company receives an annual servicing fee equal to 3% of the receivables serviced and is eligible to receive additional bonus servicing fee income based upon favorable charge-off experience.

     For 1995 and 1996, Installment Contract sales pursuant to the GECC Agreement were accounted for as off-balance sheet sales transactions pursuant to SFAS No. 77 "Reporting by Transferors for Transfers of Receivables with Recourse," with servicing and bonus servicing fee income recognized as earned. Effective January 1, 1997, sales pursuant to the GECC Agreement were accounted for as financing transactions pursuant to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," with interest income recognized on the installment Contract balances under the interest method. Interest expense is recognized at GECC's fixed spread, and charge-off and related provisions for credit losses are reflected as transactions impacting the allowance for credit losses, Installment Contract sales.

     During 1996, the Company completed the securitization of Installment Contracts through a transaction agented by Greenwich Capital Markets, Inc. (the "Securitization"). The transaction was structured to create three classes of certificates, which were rated by Duff & Phelps Credit Rating Co. and Fitch Investors Service L.P. A 4% cash reserve was established at the time of the sale as a reserve for losses. The reserve builds to 9% as excess cash is available.

     The Company capitalized the excess servicing rights on the Installment Contracts securitized. Servicing fees are reported as income when earned, net of related amortization of retained servicing rights. The Company maintains servicing of the portfolios and receives an annualized base servicing fee equal to 3% of net outstandings from the seller. The Company is eligible to receive additional excess servicing fees based on portfolio performance.

     At the closing of the Securitization, the Company removed from its balance sheet Installment Contracts sold and added to its balance sheet (i) the cash received and (ii) excess servicing receivable ("ESR"). The excess of the cash received and the assets retained by the Company over the carrying value of the Installment Contracts sold, less transaction costs, equals the net gain on securitization recorded by the Company.

     The Company periodically determines the estimated fair value of the ESR by discounting the expected cash flows using a discount rate which the Company believes is commensurate with the risks involved.

     The Annual Percentage Rate ("APR") on the Installment Contracts in the Securitization is relatively high in comparison to the pass-through rate on the certificates or notes, accordingly, the ESR described above is a significant asset of the Company. In determining the value of the ESR described above, the Company must estimate the future rates of prepayments, delinquencies, default loss severity as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable contracts and the impact of trends in the industry. The Company has used a constant 5% monthly liquidation rate. The Company estimates defaults and default loss severity using available historical loss data for comparable contracts and the specific characteristics of the contracts purchased by the Company. The Company used default losses of 19.0% as a percentage of principal balance over the life of the Installment Contracts.

     In future periods, the Company will recognize additional revenue from the ESR if the actual performance of the Installment Contracts is higher than the original estimate or the Company may increase the estimated fair value of the ESR. If the actual performance of the contracts is lower than the original estimate, then an adjustment to the carrying value of the ESR may be required if the estimated fair value of the ESR is less than its carrying value.

     The Company periodically sells to third party purchasers finance receivables without recourse and generally without servicing retained.

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

     The Company's general policy is to charge-off delinquent finance receivables, retail or direct, and finance leases (net of unearned finance charges) when they are deemed uncollectible and, in any event, to charge-off monthly accounts prior to their becoming 90 days contractually delinquent.

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

TAXES

     The Company accounts for income taxes under the asset and liability method in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas which are subject to estimation techniques most significantly include the allocation of unearned finance charges to nonrefundable acquisition discount (which allocations did not occur at all in 1997 or 1996), the computation of the gain on sale of Installment Contracts, the valuation of the impairment of excess servicing rights and the determination of the level of the allowance for credit losses. Actual results could differ from these estimates.

(LOSS) EARNINGS PER SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for prior periods have been restated to conform to the new requirements.

     Basic (loss) earnings per share is based on net (loss) income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were antidilutive for the years ended December 31, 1997 and 1996.

(2)  FINANCE RECEIVABLES

     Finance receivables owned as of December 31, 1997 and 1996 consisted of the following:

                                                      1997           1996
                                                   ----------     ---------
 Retail installment notes:
     Vehicle . . . . . . . . . . . . . . . .     $ 37,591,580    $ 73,038,666
     Other . . . . . . . . . . . . . . . . .           16,035          43,620
 Direct installment loans:
     Interest-bearing. . . . . . . . . . . .          227,562         317,218
     Discount-basis. . . . . . . . . . . . .           42,300         131,793
 Finance leases. . . . . . . . . . . . . . .           11,830          25,582
                                                 ------------   -------------
 Total . . . . . . . . . . . . . . . . . . .       37,889,307      73,556,879
                                                 ------------   -------------
 Unearned finance charges. . . . . . . . . .       (9,434,075)    (18,892,954)
                                                 ------------   -------------
 Finance receivables, net. . . . . . . . . .    $  28,455,232    $ 54,663,926
                                                 ------------   -------------
                                                 ------------   -------------

     Finance receivables, Installment Contract sales reflected on the accompanying balance sheet at December 31, 1997 as part of a financing transaction (see Note 1) aggregated $27,060,820. These Installment Contracts, for purposes of delinquency and servicing disclosures which follow, are treated as being serviced by the Company with actual title to the assets having been transferred to GECC.

     Finance receivables managed (owned or serviced) as of December 31, 1997 and 1996 consisted of the following:

                                                       1997                1996
                                                   ------------       ------------
 Total owned, net. . . . . . . . . . . . . .       $ 28,455,232       $ 54,663,926
                                                   ------------       ------------
 Serviced:
   GECC Installment Contract sales (1997). .         27,060,820              --
   GECC Installment Contract sales
     (1996 and prior)                                28,798,501         66,717,919
   Securitization  . . . . . . . . . . . . .         14,646,770         30,247,885
                                                   ------------      -------------
   Total serviced, net . . . . . . . . . . .         70,506,091         96,965,804
                                                   ------------      -------------
   Total managed, net. . . . . . . . . . . .       $ 98,961,323      $ 151,629,730
                                                   ------------      -------------
                                                   ------------      -------------

     Direct installment loans are originated by the Company. Retail vehicle secured installment notes are purchased without recourse. Certain retail secured installment notes are purchased on a recourse basis to the extent of available dealer reserve balances. As a result of the Company's policy to charge-off accounts prior to their becoming 90 days (120 days in the case of the Securitization) past-due, no accounts were on nonaccrual status at December 31, 1997 or 1996.

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

     The following table reflects delinquencies experienced by the Company in its owned finance receivables portfolio as of December 31, 1997, 1996 and 1995:


                                                                  AS OF DECEMBER 31,
                                                 --------------------------------------------------
                                                        1997           1996           1995
                                                       ------         ------         ------
  Net amount outstanding . . . . . . . . . .       $28,455,232     $54,663,926    $145,718,866
                                                   -----------     -----------    ------------
  Delinquencies
     30-59 days. . . . . . . . . . . . . . .       $ 3,236,358     $ 5,900,287    $ 10,073,834
     60-89 days. . . . . . . . . . . . . . .         1,377,442         885,178       3,000,299
                                                   -----------     -----------    ------------
       Total . . . . . . . . . . . . . . . .       $ 4,613,800     $ 6,785,465    $ 13,074,133
                                                   -----------     -----------    ------------
                                                   -----------     -----------    ------------
 Total delinquencies as a percentage
  of net finance receivables, owned. . . . .             16.21%          12.41%           8.97%

     The following table reflects delinquencies experienced by the Company in its serviced finance receivables portfolio as of December 31, 1997, 1996 and 1995:

                                                                  AS OF DECEMBER 31,
                                                 --------------------------------------------------
                                                        1997           1996           1995
                                                       ------         ------         ------
  Net amount outstanding . . . . . . . . . .       $70,506,091     $96,965,804    $40,096,243
                                                   -----------     -----------    -----------
  Delinquencies
     30-59 days. . . . . . . . . . . . . . .       $ 6,698,884     $ 7,355,517    $ 1,626,672
     60+ days. . . . . . . . . . . . . . . .         2,654,616       2,475,144        507,409
                                                   -----------     -----------    -----------
       Total . . . . . . . . . . . . . . . .       $ 9,353,500     $ 9,830,661    $ 2,134,081
                                                   -----------     -----------    -----------
                                                   -----------     -----------    -----------
 Total delinquencies as a percentage
   of net finance receivables, serviced  . .             13.27%          10.14%          5.32%

     The following table reflects delinquencies experienced by the Company in its managed (owned or serviced) finance receivables portfolio as of December 31, 1997, 1996 and 1995:

                                                                  AS OF DECEMBER 31,
                                                 --------------------------------------------------
                                                        1997           1996           1995
                                                       ------         ------         ------
  Net amount outstanding . . . . . . . . . .       $98,961,323     $151,629,730   $185,815,109
                                                   -----------     -----------    -----------
  Delinquencies
     30-59 days. . . . . . . . . . . . . . .       $ 9,935,242     $ 13,255,803   $ 11,700,506
     60+ days. . . . . . . . . . . . . . . .         4,032,058        3,360,321      3,507,708
                                                   -----------     ------------   ------------
       Total . . . . . . . . . . . . . . . .       $13,967,300     $ 16,616,124   $ 15,208,214
                                                   -----------     ------------   ------------
                                                   -----------     ------------   ------------
 Total delinquencies as a percentage
  of net finance receivables,
  managed (owned or serviced)  . . . . . . .             14.11%           10.96%          8.18%

     Contractual maturities of retail and direct installment finance receivables by year are not readily available. The Company's experience has shown that the average life of the Company's finance receivables is substantially less than the average original contract term of such receivables due to the amount of payoffs and repossessions that occur prior to contract maturity.

     A summary of principal cash collections is provided below:


                                                               1997            1996
                                                              ------          ------
 Retail installment notes:
  Interest bearing loans:
     Principal cash collections. . . . . . . . . . . . . . $ 2,243,105       $ 2,160,046
     Principal cash collections as a percentage of
       average net outstanding balances. . . . . . . . . .          60%               46%
  Discount basis loans:
     Principal cash collections other. . . . . . . . . . . $14,544,138       $42,022,211
     Principal cash collections other as a percentage of
       average net outstanding balances  . . . . . . . . .          34%               38%
 Direct installment loans:
     Principal cash collections  . . . . . . . . . . . . . $   241,904       $   339,931
     Principal cash collections as a percentage of
       average net outstanding balances. . . . . . . . . .          66%               98%
 Finance leases:
     Principal cash collections  . . . . . . . . . . . . . $    19,975       $    48,171
     Principal cash collections as a percentage of
       average net outstanding balances  . . . . . . . . .         129%              111%

     No dealer accounted for more than 9% of vehicle retail installment notes purchases during 1997.

(3) ALLOWANCE FOR CREDIT LOSSES, NONREFUNDABLE ACQUISITION DISCOUNT, AND DEALER RESERVES

     Changes in the allowance for credit losses, in the Company's owned finance receivables portfolio, for the years ended December 31, 1997, 1996, and 1995 were as follows:


  Balance at January 1, 1995. . . . . . . . . . . . . . . . . . .      $ 1,248,800
    Provision for credit losses . . . . . . . . . . . . . . . . .        9,537,949
    Losses charged off  . . . . . . . . . . . . . . . . . . . . .         (174,841)
    Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . .          195,927
                                                                        ----------
  Balance at December 31, 1995. . . . . . . . . . . . . . . . . .      $10,807,835
    Provision for credit losses . . . . . . . . . . . . . . . . .       13,184,278
    Losses charged off  . . . . . . . . . . . . . . . . . . . . .      (18,028,677)
    Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . .           82,078
                                                                        ----------
  Balance at December 31, 1996  . . . . . . . . . . . . . . . . .      $ 6,045,514
    Provision for credit losses . . . . . . . . . . . . . . . . .        6,251,206
    Losses charged off  . . . . . . . . . . . . . . . . . . . . .       (9,368,475)
    Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . .           58,174
                                                                        ----------
  Balance at December 31, 1997. . . . . . . . . . . . . . . . . .      $ 2,986,419
                                                                        ----------
                                                                        ----------

     Changes in nonrefundable acquisition discount and dealer reserves, in the Company's owned finance receivable portfolio, for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                                      NONREFUNDABLE           REFUNDABLE
                                                       ACQUISITION              DEALER
                                                         DISCOUNT              RESERVES
                                                      -------------           -----------
  Balance at January 1, 1995. . . . . . . . . . . . .   $ 8,671,120          $   73,928
    Additions applicable to new volume  . . . . . . .    28,023,470           2,295,776
    Payments to dealers . . . . . . . . . . . . . . .          --            (2,076,840)
    Accounts sold . . . . . . . . . . . . . . . . . .    (5,524,932)               --
    Losses charged, net of recoveries . . . . . . . .   (21,741,506)               --
                                                      -------------           -----------
  Balance at December 31, 1995. . . . . . . . . . . .   $ 9,428,152          $  292,864
    Additions applicable to new volume  . . . . . . .    10,720,447             826,220
    Payments to dealers . . . . . . . . . . . . . . .          --              (832,301)
    Accounts sold . . . . . . . . . . . . . . . . . .    (8,439,100)               --
    Losses charged, net of recoveries . . . . . . . .   (10,266,335)               --
                                                      -------------           -----------
  Balance at December 31, 1996. . . . . . . . . . . .   $ 1,443,164          $  286,783
                                                      -------------           -----------
    Additions applicable to new volume  . . . . . . .     5,151,659                --
    Payments to dealers . . . . . . . . . . . . . . .       286,783            (286,783)
    Accounts sold . . . . . . . . . . . . . . . . . .    (5,175,487)               --
    Losses charged, net of recoveries . . . . . . . .      (526,411)               --
                                                      -------------           -----------
  Balance at December 31, 1997. . . . . . . . . . . .   $ 1,179,708          $     --
                                                      -------------           -----------
                                                      -------------           -----------

     Additions applicable to new volume include allocations, at the time of Installment Contract purchases, of contract interest that would otherwise have been recorded as unearned finance charges of $9,815,829 for 1995. No such allocations were made in either 1997 or 1996.

     Total net charge-offs as a percentage of average net owned finance receivables were 17.08%, 24.16% and 17.98% for 1997, 1996 and 1995, respectively.

     Changes in the allowance for credit losses, in the Company's Installment Contract sales portfolio, for the year ended December 31, 1997 were as follows:

  Balance at January 1, 1997 . . . . . . . . . . . . . . . . . . . . . . .    $    --
    Allowance for credit losses attributable to reserve holdback . . . . .     3,853,029
    Charge-offs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,382,259)
    Recoveries less expenses . . . . . . . . . . . . . . . . . . . . . . .     2,883,038
                                                                             -----------
  Balance at December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .    $3,353,808
                                                                             -----------
                                                                             -----------

     Total charge-offs as a percentage of average net Installment Contract sales (annualized) was 15.51% for 1997.

(4)  SALE OF RECEIVABLES

     During 1997, the Company sold portfolios of vehicle retail installment notes aggregating approximately $37.0 million (net) to GECC pursuant to the GECC Agreement in three transactions all accounted for as financing transactions (See Note 1). Additionally, during the fourth quarter 1997, the Company sold, servicing released, approximately $14.4 million (net) of vehicle retail installment notes to competitors in three separate transactions. There was no significant gain or loss on the sales to competitors.

     During 1996 the Company sold portfolios of vehicle retail installment notes aggregating $64.9 million (net) to GECC pursuant to the GECC Agreement in six Installment Contract sale transactions. These transactions were reflected off-balance sheet. On October 25, 1996, the Company completed the securitization of approximately $35.2 million (net) of Installment Contracts. The Company recognized a gain on the transaction of $611,796, net of related transactions costs of $749,487. The Company capitalized the excess servicing rights on the Installment Contracts securitized. Servicing fees are reported as income when earned, net of related amortization of retained servicing rights.

     On September 27, 1996, the Company sold approximately $9.6 million (net) of Texas-originated Installment Contracts to a competitor. No gain was recorded as the sales price approximated book value.

     During 1995, the Company sold portfolios of net vehicle retail installment notes aggregating $34.3 million to GECC pursuant to the GECC Agreement in two transactions.

(5)  SERVICING

     Servicing fees are reported as income when earned, net of related amortization of excess servicing and valuation of present value and losses. Servicing costs are charged to expense as incurred. Servicing fees for the periods shown included the following components:


                                                                   YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                            1997           1996           1995
                                                           -----          ------         ------
Base servicing fees. . . . . . . . . . . . . . . . .      $2,108,397     $1,712,437     $1,009,560
Bonus/excess servicing fees. . . . . . . . . . . . .       2,251,853      3,705,841      1,109,814
Amortization of ESR. . . . . . . . . . . . . . . . .      (1,050,590)      (310,693)          --
Adjustment to ESR. . . . . . . . . . . . . . . . . .      (1,681,317)          --             --
                                                          ----------     ----------     ----------
Net servicing fees . . . . . . . . . . . . . . . . .      $1,628,343     $5,107,585     $2,119,374
                                                          ----------     ----------     ----------
                                                          ----------     ----------     ----------

     During 1997, the Company reduced the carrying value of ESR and restricted cash in connection with the Securitization to zero as a result of actual and anticipated losses. The Company assumes receipt of only 3% base servicing fee in future periods. Losses and the reduction in carrying value on the Securitization totaled $1,681,317.

     At December 31, 1997, the Company was in violation of certain covenants relating pursuant to the GECC Agreement. The Company obtained waivers for the covenant breaches through November 30, 1997. Should the Company remain in violation of these covenants beyond November 30, 1997, GECC, at its option, could terminate the agreement, which would result in a loss of future servicing and bonus servicing income.

(6)  EXCESS SERVICING RECEIVABLE (ESR)

     The following table summarizes ESR activity related to the Securitization for the periods shown:


                                                                YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1997         1996           1995
                                                            ------       ------         ------

Balance at beginning of period . . . . . . . . . . . . . .  $ 1,050,590   $    --        $   --
Additions to ESR . . . . . . . . . . . . . . . . . . . . .         --      1,361,283         --
Amortization and write-off of ESR. . . . . . . . . . . . .   (1,050,590)    (310,693)        --
                                                            -----------   ----------    ---------
Balance, end of period . . . . . . . . . . . . . . . . . .  $      --     $1,050,590     $   --
                                                            -----------   ----------    ---------
                                                            -----------   ----------    ---------

(7)  INCOME TAXES

    Total income tax expense (benefit) reported in the statements of income for the years ended December 31, 1997, 1996 and 1995 included the following components:

                                                          1997           1996           1995
                                                         ------         ------         ------
  Current:
     Federal . . . . . . . . . . . . . . . . . . . . .  $ (784,857)    $(3,368,177)    $ 3,466,929
     State . . . . . . . . . . . . . . . . . . . . . .     (99,379)       (422,056)        507,487
                                                        ----------     -----------     -----------
     Total . . . . . . . . . . . . . . . . . . . . . .    (884,236)     (3,790,233)      3,974,416
                                                        ----------     -----------     -----------
  Deferred:
     Federal . . . . . . . . . . . . . . . . . . . . .     878,781       2,624,758      (3,303,132)
     State . . . . . . . . . . . . . . . . . . . . . .     126,131         506,600        (474,097)
                                                        ----------     -----------     -----------
     Total . . . . . . . . . . . . . . . . . . . . . .   1,004,912       3,131,358      (3,777,229)
                                                        ----------     -----------     -----------
  Total income tax expense (benefit) . . . . . . . . .  $  120,676      $ (658,875)    $   197,187
                                                        ----------     -----------     -----------
                                                        ----------     -----------     -----------

     Temporary differences, which represent the difference between the amounts reported in the financial statements and the tax bases of assets and liabilities, result in deferred taxes. Deferred tax assets and liabilities at December 31, 1997 and 1996, were as follows:


                                                             1997             1996
                                                            ------           ------
Gross deferred tax assets:
  Allowances for credit losses . . . . . . . . . . . . .  $  2,647,860     $ 2,350,496
  Alternative minimum tax credit . . . . . . . . . . . .       252,113           --
  Deferred income. . . . . . . . . . . . . . . . . . . .         --              2,005
  Net operating loss . . . . . . . . . . . . . . . . . .     3,657,077         129,870
  Other. . . . . . . . . . . . . . . . . . . . . . . . .        90,344         148,023
                                                          ------------     -----------
Gross deferred tax assets  . . . . . . . . . . . . . . .     6,647,394       2,630,394
Valuation allowance. . . . . . . . . . . . . . . . . . .    (6,647,394)     (1,563,826)
                                                          ------------     -----------
Subtotal . . . . . . . . . . . . . . . . . . . . . . . .         --          1,066,568
                                                          ------------     -----------
Gross deferred tax liabilities:
  Accrued finance charges. . . . . . . . . . . . . . . .         --             61,184
  Other. . . . . . . . . . . . . . . . . . . . . . . . .         --                472
                                                          ------------     -----------
Gross deferred tax liabilities . . . . . . . . . . . . .         --             61,656
                                                          ------------     -----------
Net deferred tax assets  . . . . . . . . . . . . . . . .  $      --        $ 1,004,912
                                                          ------------     -----------
                                                          ------------     -----------

     A valuation allowance of ($6.6) million has been established at December 31, 1997 against the deferred tax assets because of the uncertainty surrounding the realization of these tax assets.

     The differences between the statutory federal income tax rate of 34% and the effective tax rate for the year ended December 31, 1997, 1996 and 1995 are as follows:

                                                               1997           1996           1995
                                                             --------       --------       --------
Statutory federal income tax rate. . . . . . . . . . . . . .  (34.0%)        (34.0%)         34.0%
Change in valuation allowance for deferred tax assets  . . .   40.4%          26.0%            --
State income taxes, less benefit of federal
  income tax deduction . . . . . . . . . . . . . . . . . . .   (3.9%)         (2.4%)          4.2%
Other, net . . . . . . . . . . . . . . . . . . . . . . . . .   (1.5%)         (0.6%)         (0.5%)
                                                              ------         ------          -----
Effective tax rate . . . . . . . . . . . . . . . . . . . . .    1.0%         (11.0%)         37.7%
                                                              ------         ------          -----
                                                              ------         ------          -----

     At December 31, 1997, the Company has a net operating loss carryforward of $9,109,475 which expires December 31, 2012. The Company also has a minimum tax credit carryforward of $252,113.

(8)  DEBT

     Debt on December 31, 1997 and 1996 consisted of the following:

                                                                  1997           1996
                                                                 ------         ------
Notes payable, Installment Contract sales. . . . . . . . . . .  $23,707,012    $   --
                                                                -----------    -----------
Senior debt:
  Revolving credit facility, expiring January 31, 1998 . . . .   14,997,499     31,762,718
  Debt to affiliate. . . . . . . . . . . . . . . . . . . . . .       36,612      1,065,175
                                                                -----------    -----------
       Total senior debt . . . . . . . . . . . . . . . . . . .   15,034,111     32,827,893
                                                                -----------    -----------
Subordinated debt:
     10.25%, "RISRS" due June 1, 2005 (0.25% increase
        per year through maturity) . . . . . . . . . . . . . .   16,955,000     16,990,000
     8.00% to 10.75% Private Placement Notes with various
        maturities through August 1, 2004. . . . . . . . . . .      457,405        781,159
     10.50% to 11.00% Long Term Notes with various maturities
        through August 1, 2006 . . . . . . . . . . . . . . . .      131,363        206,561
                                                                -----------    -----------
     Total subordinated debt . . . . . . . . . . . . . . . . .   17,543,768     17,977,720
                                                                -----------    -----------
       Total debt. . . . . . . . . . . . . . . . . . . . . . .  $56,284,891    $50,805,613
                                                                -----------    -----------
                                                                -----------    -----------

     Notes payable to GECC under the Installment Contract sale transactions occurring during 1997 bear fixed rates of interest. The weighted average interest rate paid on outstanding borrowing to GECC was 8.99% at December 31, 1997. These notes are reduced in proportion to the liquidation of the related finance receivables.

     The senior and subordinated debt agreements contain provisions relating to the maintenance of consolidated net worth, as defined in such agreements, limitations on borrowings, the payment of cash dividends, and acquisitions of the Company's capital stock. At December 31, 1997, consolidated net worth was ($2,316,019). Additionally, the Company was in violation of other covenants, including interest coverage and subordinated debt limitations.
The Company expects to remain in violation of the consolidated net worth and subordinated debt limitation covenants for the near term.

     The revolving credit agreement ("Credit Agreement") is an agented facility with nine banks. The total available under the revolving credit agreement was $20,000,000 (which amount declines to $0, unless amended, on January 31, 1998) of which $14,997,499 was outstanding at December 31, 1997. The credit facility provides for interest at floating rates, at the reference bank's prime rate plus 3%. The weighted average interest rate paid on outstanding borrowings were 12.08% and 8.05% at December 31, 1997 and 1996, respectively. Substantially all of the Company's finance receivables have been pledged to secure debt outstanding under the revolving credit agreement.
 The Credit Agreement was terminated as of March, 1998. See Note 16 to the Company's Financial Statements. The Company has pledged its $552,521 money market investments as cash collateral at December 31, 1997 in accordance with the requirements of the revolving credit agreement.

     The unsecured debt to affiliate is due on demand and bore a 6.75% interest rate on December 31, 1997.

     On May 5, 1995, the Company completed a public offering of $17,000,000 of its Subordinated Notes due 2005 (the "Notes"). The Notes were priced at par and the net proceeds to the Company were approximately $16.3 million.
The Notes, known as Rising Interest Subordinated Redeemable Securities ("RISRS"), bear an interest rate, payable monthly, of 10% per annum, which rate increased 0.25% on June 1, 1996 and will increase 0.25% each June 1 thereafter through June 1, 2003. During the last year of their term, following a 0.50% increase in the interest rate on June 1, 2004, the Notes will bear an interest rate of 12.50% per annum. The Company may at its option redeem the RISRS, in whole or in part, on or after June 1, 1997. From June 1, 1997 through May 31, 1998 the redemption price would be 101% of the principal amount, and on or after June 1, 1998, the redemption price would be 100% of the principal amount. Annual interest on the notes is expensed using the level yield method. In 1997, the effective rate on the notes was 12.21%. At December 31, 1997, the Company was in violation of the leverage covenants set forth in the indenture governing the notes. The Company expects to remain in violation of that covenant for the near term. No assurance can be given that the Company's subordinated lenders will not take adverse reaction in response to the ongoing breach of such covenant.

     The Company has periodically offered subordinated debt pursuant to a private placement which was intended to qualify as a non-public offering under Regulation D promulgated by the SEC under the Securities Act of 1933. The total subordinated notes issued pursuant to the private placement and outstanding on December 31, 1997 was $457,405; these notes have interest rates from 8.00% to 10.75% with various maturities through August 1, 2004. The Company has other subordinated long term notes outstanding at December 31, 1997 totaling $131,363; these notes have interest rates from 10.50% to 11.00% with various maturities through August 1, 2006.

     The subordinated notes are subordinate to the Company's senior debt and rank equally with "RISRS" issued during 1995.

     The aggregate minimum annual maturities of subordinated debt at December 31, 1997 are:

               YEAR                                          AMOUNT
               1998. . . . . . . . . . . . . . . . . . .    $ 10,000
               1999. . . . . . . . . . . . . . . . . . .     812,841
               2000. . . . . . . . . . . . . . . . . . .     809,484
               2001. . . . . . . . . . . . . . . . . . .     875,034
               2002. . . . . . . . . . . . . . . . . . .     812,444
               2003 and beyond . . . . . . . . . . . . .  14,223,965
                                                         -----------
                   Total . . . . . . . . . . . . . . . . $17,543,768
                                                         -----------
                                                         -----------

(9)  DERIVATIVE FINANCIAL INSTRUMENTS

     In connection with its asset/liability management program and in the normal cause of business, the Company enters into transactions involving derivative financial instruments. These instruments are used to manage the Company's exposure to fluctuations in interest rates. The Company has only limited involvement with derivative financial instruments (consisting of interest rate caps, collars and floors ranging in maturity from three to five years, and totaling $35 million in notional principal amount) and does not use them for trading purposes.

     Interest rate cap and collar agreements are used to reduce the potential impact of increases in interest rates on floating-rate, short-term debt. At December 31, 1997 and 1996, the Company was a party to a $15 million interest rate cap agreement which entitles the Company to receive payments from a counterparty whenever, and based upon the amount by which, the three-month LIBOR rate exceeds 10.5%. At December 31, 1997, the Company was a party to an interest rate collar agreement of $20 million. This agreement entitles the Company to receive payments from the counterparty whenever, and based upon the amount by which, the three-month LIBOR rate exceeds 8%. The interest rate collar agreement requires the Company to make payments to the counterparty whenever, and based upon the amount by which, the three-month LIBOR rate is less than 5%.

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


(10) DIVIDEND RESTRICTIONS

     Payment of dividends by the Company are subject to certain limitations in the various debt agreements and the revolving credit facility. Under the most restrictive provisions of these agreements, no amount of retained earnings of the Company were available for distribution at December 31, 1997.

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

     At December 31, 1997, there were 218,975 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $2.37 and $2.92, respectively, on the date of the grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0%, risk-free interest rate of 6.35%, a volatility factor of the expected market price of the Company's common stock of .463 and an expected life of 4.0 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6.29%, a volatility factor of the expected market price of the Company's common stock of .463 and an expected life of 4.6 years; 1995 - expected dividend yield 0%, risk-free interest rate of 6.52%, a volatility factor of the expected market price of the Company's common stock of .463 and an expected life of 4.5 years.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:


                                                   1997             1996
                                               ------------     -----------
 Net loss                  As reported         $(12,702,937)    $(5,348,599)
                           Pro forma           $(12,702,937)    $(5,367,766)

 Loss per share            As reported               $(3.02)         $(1.28)
                           Pro forma                 $(3.02)         $(1.28)


     Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods detailed above and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:


                                  Number of Shares   Weighted-Average Exercise Price
Balance at July 1, 1994. . . . .         --                         --
     Granted . . . . . . . . . .      233,000                      $9.49
Balance at December 31, 1994 . .      233,000                       9.49
     Granted . . . . . . . . . .      215,000                      14.94
     Exercised . . . . . . . . .       (9,100)                      9.00
     Forfeited / Surrendered . .       (2,000)                     14.25
     Expired . . . . . . . . . .         --                          --
                                     --------                     ------
Balance at December 31, 1995 . .      436,900                      12.16
     Granted . . . . . . . . . .      248,000                       6.63
     Exercised . . . . . . . . .         --                          --
     Forfeited / Surrendered . .     (207,000)                     14.64
     Expired . . . . . . . . . .         --                          --
                                     --------                     ------
Balance at December 31, 1996 . .      479,900                      $8.25
     Granted . . . . . . . . . .      311,925                       2.37
     Exercised . . . . . . . . .         --                          --
     Forfeited / Surrendered . .     (399,900)                      7.74
     Expired . . . . . . . . . .         --                          --
                                     --------                     ------
Balance at December 31, 1997 . .      391,925                      $4.08
                                     --------                     ------
                                     --------                     ------

     At December 31, 1997, the range of exercise prices and the weighted-average remaining contractual life of outstanding options was $2.00 to $14.50 and 7.45 years, respectively.

     At December 31, 1997 and 1996, the number of options exercisable was 86,900 and 157,162, respectively, and the weighted-average exercise price of those options was $9.93 and $10.12, respectively.

(12) EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share for the years ended December 31 were as follows:

                                                 1997              1996           1995
                                             -----------       -----------     ----------
Numerator:
Net income (loss). . . . . . . . . . . . . . $  (12,703)       $   (5,349)     $      325
Denominator:
Denominator for basic earnings (loss) per
   share-weighted-average shares . . . . . .  4,204,394         4,189,100       4,183,490
Effect of dilutive securities:
Employee stock options . . . . . . . . . . .       --                --           126,122
                                              ---------         ---------       ---------
   Dilutive potential common shares  . . . .       --                --           126,122
                                              ---------         ---------       ---------
Denominator for diluted earnings (loss)
   per share-adjusted weighted-average
   shares and assumed conversions  . . . . .  4,204,394         4,189,100       4,309,612
                                              ---------         ---------       ---------
                                              ---------         ---------       ---------
Basic earnings (loss) per share. . . . . . . $    (3.02)       $    (1.28)     $     0.08
                                              ---------         ---------       ---------
                                              ---------         ---------       ---------
Diluted earnings (loss) per share. . . . . . $    (3.02)       $    (1.28)     $     0.08
                                              ---------         ---------       ---------
                                              ---------         ---------       ---------

(13) COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, are as follows:

                                                  EQUIPMENT AND
                                                    LEASEHOLD
                                                   IMPROVEMENTS      OFFICE LEASES      TOTAL
 1998. . . . . . . . . . . . . . . . . . . .      $  655,832          $  431,811         $1,087,643
 1999. . . . . . . . . . . . . . . . . . . .          65,510             428,336            493,846
 2000. . . . . . . . . . . . . . . . . . . .            --               428,336            428,336
 2001. . . . . . . . . . . . . . . . . . . .            --               263,609            263,609
 2002. . . . . . . . . . . . . . . . . . . .            --                  --                 --
 2003 and beyond . . . . . . . . . . . . . .            --                  --                 --
                                                  ----------          ----------         ----------
                                                  $  721,342          $1,552,092         $2,273,434
                                                  ----------          ----------         ----------
                                                  ----------          ----------         ----------

     It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred. Office space and equipment rental expenses for the years ended December 31, 1997, 1996, and 1995 were $1,549,771, $1,495,471 and $1,199,046, respectively.

     The Company is involved in litigation in the normal course of business. The Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

(14) EMPLOYEE BENEFITS

     The Company offers no post-retirement or post-employment benefits to its employees other than those available under its Section 401(k) Profit Sharing Plan. The Company's 401(k) Plan was terminated effective June 30, 1997. The total expense for the plans for the years ended December 31, 1997, 1996 and 1995 was $0, $95,395 and $94,476, respectively.

(15) RELATED-PARTY TRANSACTIONS

     Effective January 1, 1994, the Company and certain affiliates entered into an Intercompany Services Agreement, as amended. The agreement provides for the Company to render specified accounting and administrative services to the affiliates for a monthly fee which approximates the Company's cost of rendering such services. For the year ended December 31, 1997, 1996 and 1995, fees totaling $82,600, $137,588 and $157,252, respectively, are included in interest and fee income in the statement of income.

     The Company terminated the lease agreement without penalty on October 6, 1995, for space in an office building owned by Upland Farms, a general partnership (an affiliate). The total rent paid by the Company to Upland Farms during each of the years 1997, 1996 and 1995 was $0, $0 and $55,758, respectively, for 9,733 total square feet of space (average $10 per square foot).

     The Company had outstanding senior debt in the amount of $36,612 and $1,065,175 at December 31, 1997 and 1996, respectively, held by Prominent Mortgage (an affiliate) as discussed in footnote (8), Debt.

     The Company leases furniture and computer equipment from Wonderlic Personnel Test, Inc. (an affiliate), pursuant to a Master Lease Agreement. Payments under that agreement (and any related predecessor agreements) were $1,106,939, $1,075,340 and $850,293 for the years ending December 31, 1997,
1996 and 1995, respectively.

     The Company paid a total of $56,750 and $77,015 during 1997 and 1996, respectively, to Wonderlic Personnel Test, Inc. (an affiliate) to develop a proprietary credit scoring model.

     The Company's Chief Executive Officer and Vice Chairman, members of their families and certain of the Company's affiliates have outstanding principal amounts of subordinated notes at December 31, 1997, approximating, for the Chief Executive Officer and Vice Chairman or members of their families, $641,715 (including $550,000 of publicly offered subordinated notes known as RISRS). Such subordinated notes currently bear interest at various rates between 10.5% and 11% and mature at various times through June 2005, although they are callable.

(16) SUBSEQUENT EVENTS

SALES OF FINANCE RECEIVABLES/DEBT RETIREMENT

     On February 23, 1998 and March 23, 1998 the Company sold net retail installment contracts ("Installment Contracts") to competitors for $12.5 million and $471,000 in cash net of non-refundable acquisition discount and allowances for credit losses, respectively. Proceeds were applied to payoff all outstanding amounts under the Company's Revolving Credit Agreement. As a result, the Revolving Credit Agreement was terminated shortly after the March 23, 1998 sale. Any resulting gain or loss on this transaction was not material.

DELISTING OF COMMON STOCK FROM NASDAQ MARKET

     The Company's common stock, $0.01 per value par share (the "Common Stock"), ceased to be quoted on the NASDAQ National Market on May 13, 1998. Trading, if any, in the Company's Common Stock may now be conducted in the over-the-counter market through the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of the delisting from the NASDAQ National Market, a shareholder will find it more difficult or impossible to sell, or to obtain quotations as to prices of, the Company's Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of the Company and their ages and positions are as follows:

      NAME                    AGE     PRESENT POSITION WITH THE COMPANY
      Charles F. Wonderlic    59   Chairman, Chief Executive Officer and
                                   Director
      Ronald B. Clonts        65   Vice Chairman and Director
      E. Bruce Fredrikson     60   Director
      Robert H. Arnold        54   Director
      Walter J. O'Brien       63   Director
      Robert L.  Jooss        58   Director
      Richard E. Wonderlic    32   Executive Vice President and Director

DIRECTOR BIOGRAPHICAL DATA

     The principal occupation of each director, other directorships, his or her employment history and other relevant information are set forth below.

     CHARLES F. WONDERLIC has been the Chief Executive Officer of the Company since 1980 and Chairman since 1984. He has served the Company in various capacities since 1962, including President, Chief Financial Officer, Vice President and Treasurer. He was named a Director in 1962. Prior to joining the Company, he was employed by General Finance Loan Company. Mr. Wonderlic currently is a member of the Executive Committee of the American Financial Services Association and Chairman of its Auto Finance Division. Mr. Wonderlic received his M.B.A. degree from Northwestern University, Evanston, Illinois.


     RONALD B. CLONTS was named Vice Chairman of the Company in July 1996 and has served in various capacities since 1962 including President, Executive Vice President and Vice President. He has been a Director of the Company since 1994. He was previously employed by General Finance Loan Company. Mr. Clonts received his degree from Northwestern University, Evanston, Illinois. Mr. Clonts is the brother-in-law of Charles F. Wonderlic.

     RICHARD E. WONDERLIC formally joined the Company in May 1988 following graduation from the University of Iowa and was named as a Director of the Company in 1994. The son of Charles F. Wonderlic, he became the Executive Vice President of the Company in April 1994. Mr. Wonderlic supervises the Company's operations serviced from its Gurnee, Illinois location. Mr. Wonderlic has served in various Company locations as Assistant Supervisor, Manager and Vice President and was instrumental in the development of the Company's automobile finance program.

     ROBERT JOOSS became a physician in 1967, and served in the United States Navy for six years as a general medical officer and anesthesiologist. Following his honorable discharge as a Lieutenant Commander in 1974, he became a partner in Suburban Anesthesiologists, SC of LaGrange, Illinois.
Dr. Jooss is a member of several professional medical societies, including the American Medical Association, American Society of Anesthesiologists and the Illinois Medical Society. Throughout his career he has been active in several civic and professional organizations, including service on the Audit Committee for LaGrange Memorial Hospital. Mr. Jooss received his M.D. from the University of Wisconsin, Madison, Wisconsin.

     ROBERT H. ARNOLD was named as a Director of the Company in 1994. Mr. Arnold is President of R.H. Arnold & Co., Inc. ("Arnold & Co."), a New York investment banking firm he founded in 1989, and the brother-in-law of Charles
F. Wonderlic. Arnold & Co. specializes in providing financial advisory services on corporate mergers, acquisitions, divestitures and restructuring, and in assisting emerging and medium-sized companies in the private placement of equity and debt securities. Prior to forming Arnold & Co., Mr. Arnold was Executive Vice President of Cambrian Capital Corporation, an investment banking firm he co-founded in 1987. Before establishing Cambrian Capital, Mr. Arnold held various positions at Merrill Lynch & Co. in its Capital Markets Group, in both the investment banking and the institutional sales areas, and at the senior corporate level, including Treasurer of Merrill Lynch & Co. Mr. Arnold received his B.S., M.S. and Ph.D. degrees from Northwestern University, Evanston, Illinois, with majors in finance and accounting. Mr. Arnold serves as a trustee of the Kiewit Mutual Funds and is a director of the Phoenix Four Inc. investment fund. Mr. Arnold is also an independent general partner of Fiduciary Capital Partners, L.P. and Fiduciary Capital Pension Partners, L.P.

     WALTER J. O'BRIEN was named a Director of the Company in 1994. Mr. O'Brien has been President of the National Advertising Review Council, Inc., an organization established for the voluntary self regulation of national advertising since 1995. He previously served (1994-1995) as Chief Operating Officer of OO Management Partners, Inc., a management consulting firm focused on brand development. Previously he served as Executive Client Service Director for Ogilvy & Mather Advertising (1992-1994) and has held executive positions involving advertising management and strategic consulting with The Promotion Network, Inc. (1990-1991), Hill Holiday Advertising (1988-1989) and O'Reilly O'Brien Clow/RSCG (1987-1988). Prior to that, he served as Vice Chairman of the Board of Directors of J. Walter Thompson, where he was a member of the Worldwide Operating Committee following service as President and Chief Operating Officer of J. Walter Thompson/USA. Mr. O'Brien is a graduate of Marquette University, Milwaukee, Wisconsin.

     E. BRUCE FREDRIKSON was appointed as Director of the Company on March 4, 1997. Dr. Fredrikson is a Professor of Finance at Syracuse University's School of Management. He has taught finance at Syracuse since 1966 and has previously served as chairman of the Finance Department. Dr. Fredrikson earned an A.B. in economics degree from Princeton University and MBA and Ph.D. degrees from Columbia University. He is an Independent General Partner of both Fiduciary Capital Partners, L.P. and Fiduciary Capital Pension Partners, L.P. He is a director of Innodata Corporation, a global electronic publishing services company; and of Track Data Corp., which provides real-time financial market data and analytic services.

BOARD COMMITTEES AND MEETINGS

     The Board of Directors of the Company has established an Executive and Strategic Planning Committee. The members of the Executive and Strategic Planning Committee are Charles F. Wonderlic, Walter J. O'Brien, E. Bruce Fredrikson and Robert H. Arnold. The Executive and Strategic Planning Committee did not meet in 1997 as all actions were taken at Board meetings. The Executive and Strategic Planning Committee is authorized, except as otherwise set forth in the authorizing Board resolutions, to exercise all of the authority of the Board of Directors that may be delegated to a committee of the Board under the General Corporation Law of the State of Delaware (the

"DGCL"). Pursuant to the DGCL, committees of a board of directors are denied the authority to authorize dividends and other distributions (unless the Board of Directors expressly provides otherwise), to amend, adopt or repeal charter or bylaw provisions, to adopt an agreement of merger or consolidation or to recommend to stockholders (i) the sale, lease or exchange of all or substantially all of the corporation's assets or (ii) a dissolution of the corporation. The term "all or substantially all of the corporation's assets" has not been interpreted under Sections 141(c) and 271 of the DGCL to represent a specific quantitative test. As a consequence, there can be no assurance as to how a court would interpret the phrase under Delaware law. The purpose of the Executive and Strategic Planning Committee is to facilitate management decisions between regular Board meetings that would otherwise require action by the full Board.

     The Board of Directors also has established a Compensation Committee. The members of the Compensation Committee are Walter J. O'Brien, Robert H. Arnold and Robert J. Jooss. The Compensation Committee met twice in 1997. The Compensation Committee is responsible, to the extent provided in the authorizing Board resolutions or in the Company's bylaws, for establishing the compensation, benefits and perquisites for the executive officers, directors and other employees of the Company. The members of the Compensation Committee also administer the Eagle Finance Corp. 1994 Stock Incentive Plan (the "Stock Incentive Plan") and the 1996 Director Stock Incentive Plan (the "1996 Director Plan")

     The Board of Directors also has established an Audit Committee. The members of the Audit Committee are E. Bruce Fredrikson, Robert H. Arnold and Robert J. Jooss. The Audit Committee held four meetings in 1997. The Audit Committee is responsible, to the extent provided in the authorizing Board resolutions or in the Company's bylaws, for retaining the independent auditor for the Company and for reviewing with such auditor the Company's financial statements, audit reports, internal financial controls and internal audit procedures, and for making recommendations with respect to those matters to the Board of Directors.

     The Board of Directors of the Company held five meetings during 1997. During their terms of office in 1997, all of the directors attended at least 75% of the Board of Directors meetings and meetings for committees on which they served.

COMPENSATION OF DIRECTORS

     The Company pays its non-employee directors an annual fee in the form of an award of options to purchase 2,500 shares of Common Stock under the Stock Incentive Plan. Subject to certain conditions, the awards vest over a three-year period or upon termination of service as a director. In addition, the non-employee directors receive compensation for services performed in the amount of $1,000 per Board or Committee meeting attended. The Company reimburses each Director for out-of-pocket expenses incurred in attending meetings of the Board of Directors or any of its committee meetings are reimbursed.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages and positions are as follows:


      NAME                     AGE  POSITION WITH THE COMPANY
     --------------------      ---  -------------------------
   Charles F. Wonderlic         59   Chairman, Chief Executive Officer and
                                     Director
   Ronald B. Clonts             65   Vice Chairman and Director
   Robert J. Braasch            51   President and Chief Financial Officer
   Samuel M. Keith              51   Chief Operating Officer
   Richard E. Wonderlic         32   Exec. Vice President and Director

     ROBERT J. BRAASCH joined the Company in January 1994 as Chief Financial Officer and Treasurer and was named Senior Vice President in April 1994. He was elected President of the Corporation in 1996. Prior to joining the Company, Mr. Braasch spent seven years with USA Financial Services, Inc. as Chief Financial Officer and subsequently Chief Executive Officer. In the preceding twelve years he held various positions with Household Finance Corporation including six years as Treasurer. Mr. Braasch graduated from DePaul University, Chicago, Illinois.

     SAMUEL M. KEITH joined the Company in September 1996 as Chief Operating Officer. Prior to joining the Company, Mr. Keith spent 24 years with General Electric Credit Corporation. Mr. Keith held management positions in the sales and marketing, credit administration, customer service, operations and collection functions. Mr. Keith graduated from the University of Mississippi, Oxford, Mississippi.

     Biographies for Messrs. Charles F. Wonderlic, Ronald B. Clonts and Richard
E. Wonderlic are located above under "Director Biographical Data."

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or granted to the Company's Chairman and Chief Executive Officer and to each of the other executive officers of the Company during 1997, 1996 and 1995.

                                                     SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     LONG TERM
                                                          ANNUAL COMPENSATION                      COMPENSATION
                                                                                                      AWARDS
----------------------------------------------------------------------------------------------------------------------------------
                (a)                (b)          (c)               (d)               (e)                 (f)               (g)
                                                                                                    SECURITIES         ALL OTHER
 NAME AND                                                                      OTHER ANNUAL         UNDERLYING        COMPENSATION
 PRINCIPAL POSITION               YEAR       SALARY($)         BONUS($)     COMPENSATION($)(1)      OPTIONS(#)            ($)
----------------------------------------------------------------------------------------------------------------------------------
 Charles F. Wonderlic, Chairman   1997       $ 165,006      $         ---        $     ---            60,000              ---
 and Chief Executive Officer      1996       $ 161,830                ---        $   4,500            40,000              ---
                                  1995       $ 154,214                ---        $   5,250            40,000
----------------------------------------------------------------------------------------------------------------------------------
 Ronald B. Clonts, Vice Chairman  1997        $  77,409     $          ---       $    ---             45,000              ---
                                  1996        $ 134,860(2)             ---       $    4,046           30,000              ---
                                  1995        $ 128,512                ---       $    6,369           30,000
----------------------------------------------------------------------------------------------------------------------------------
 Robert J. Braasch, President,    1997        $ 150,010     $          ---       $    ---             45,000              ---
 Chief Financial Officer and      1996        $ 130,966(3)             ---       $    3,929           30,000              ---
 Treasurer                        1995        $ 102,810                ---       $    4,485           30,000
----------------------------------------------------------------------------------------------------------------------------------
 Richard E. Wonderlic, Executive  1997        $  90,002     $          ---       $    ---             24,000              ---
 Vice President                   1996        $  81,545                ---       $    2,446           16,000              ---
                                  1995        $  61,547                ---       $    4,495           16,000
----------------------------------------------------------------------------------------------------------------------------------
 Samuel M. Keith, Chief Operating 1997        $ 121,723     $          ---       $    ---             15,000              ---
 Officer                          1996        $  45,244(4)             ---            ---             20,000              ---

--------------------------------

(1) Represents contributions made by its Company to the qualified, tax-exempt retirement plan it had adopted (the "401(k) Plan") that qualified under
     Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The 401(k) Plan was terminated as of June 30, 1997. Does not include the cost to the Company of certain benefits, the aggregate of which did not exceed, for each executive officer, 10% of his annual salary and bonus.

(2) Mr. Clonts was named Vice Chairman, effective July 1, 1996, having previously served as President.

(3) Mr. Braasch was named to the additional position of President, effective July 1, 1996.

(4) Mr. Keith joined the Company on August 19, 1996 and was named Chief Operating Officer effective September 1, 1996.

     The following tables set forth certain information concerning the number and value of stock options at December 31, 1997 held by the executive officers reflected in the Summary Compensation

Table. Although the Stock Incentive Plan also provides for the grant of stock appreciation rights and restricted stock, as of December 31, 1997, only stock options had been granted under the Stock Incentive Plan.

                                            AGGREGATED OPTION GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                                        AT ASSUMED ANNUAL RATES
                                                                                                      OF STOCK PRICE APPRECIATION
                                                                                                           FOR OPTION TERM(f)
                                                                                                ----------------------------------
                                              PERCENT OF TOTAL
                                OPTIONS        OPTIONS GRANTED      EXERCISE
                                GRANTED         TO EMPLOYEES          PRICE          EXPIRATION
            NAME                  (#)          IN FISCAL YEAR       ($/SHARE)           DATE
            (a)                   (b)                (c)               (d)              (e)              5% ($)          10% ($)
----------------------------------------------------------------------------------------------------------------------------------
 Charles F. Wonderlic            60,000            19.23%             $2.20       August 18, 2002       $36,469          $80,587

----------------------------------------------------------------------------------------------------------------------------------
 Ronald B. Clonts                45,000            14.43%             $2.20       August 18, 2002       $27,352          $60,440

----------------------------------------------------------------------------------------------------------------------------------
 Robert J. Braasch               45,000            14.43%             $2.00       August 18, 2006       $56,268         $141,508

----------------------------------------------------------------------------------------------------------------------------------
 Richard E. Wonderlic            24,000             7.69%             $2.20       August 18, 2002       $14,588          $32,235
----------------------------------------------------------------------------------------------------------------------------------
 Samuel M. Keith                 15,000             4.81%             $2.00       August 18, 2007       $18,756          $47,169

----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------

                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                FISCAL YEAR-END OPTION VALUES

----------------------------------------------------------------------------------------------------------------------------------
                                                                      NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                                                                 OPTIONS AT FISCAL YEAR-END (#)         AT FISCAL YEAR-END ($)
                                                                              (d)                                (e)
                                                               -------------------------------------------------------------------
                                SHARES
                             ACQUIRED ON          VALUE
                               EXERCISE          REALIZED
           NAME                  (#)                ($)
            (a)                  (b)                (c)           EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------------------
 Charles F. Wonderlic            ---                ---               --             60,000              ---              ---
----------------------------------------------------------------------------------------------------------------------------------
 Ronald B. Clonts                ---                ---               --             45,000              ---              ---
----------------------------------------------------------------------------------------------------------------------------------
 Robert J. Braasch               ---                ---               --             45,000              ---              ---
----------------------------------------------------------------------------------------------------------------------------------
 Richard E. Wonderlic            ---                ---               --             24,000              ---              ---
----------------------------------------------------------------------------------------------------------------------------------
 Samuel M. Keith                 ---                ---               --             15,000              ---              ---
----------------------------------------------------------------------------------------------------------------------------------


EMPLOYMENT AGREEMENTS


The Company has entered into employment agreements with Charles F. Wonderlic, Ronald B. Clonts and Robert J. Braasch (the "Executives"). The agreements are intended to secure the continuing employment of the Executives. The employment agreements generally are identical except for differences in the cash compensation and incentive payments of the Executives and the fact that Messrs. Wonderlic's and Clonts' agreements permit them to be employed by, and to devote an unspecified amount of time to, certain Commonly Controlled Companies (as defined below). Messrs. Wonderlic and Clonts have each indicated, however, that they regard their duties to the Company as primary and expect to devote as much time as is required to fulfill the obligations of their respective offices with the Company.

     The employment agreements provide for: (i) an initial annual base salary for 1994 equal to $150,000, $125,000 and $100,000 for Messrs. Wonderlic, Clonts and Braasch, respectively (which salaries were prorated during 1994), which may be increased but not decreased unless amended; and (ii) eligibility for Company sponsored employee benefits. Mr. Clonts and the Company mutually agreed to amend his employment agreement to provide an annual base salary of $50,000 in 1998. Messrs. Wonderlic and Clonts are entitled to an additional bonus amount provided the Company reaches specific after-tax goals. No bonuses were paid during 1997 or 1996. The employment agreements have an initial one-year term, with one-year extensions thereafter unless any employment agreement is terminated, amended, or the Company or an Executive has provided a notice of non-renewal at least 180 days prior to the anniversary thereof. Each employment agreement will terminate upon the Executive's death or disability. The Company is obligated to pay or provide to the Executive continued salary and benefits until the earlier of the expiration of the term of the agreement or the Executive's termination for "cause," which is defined to include, without limitation, the death or permanent disability of the Executive, a material violation by the Executive of any applicable material law or regulation with respect to the Company's business, the conviction of the Executive of a felony, and the willful or negligent failure of the Executive to perform his duties under the employment agreement.

     In the event of termination of an Executive's employment following a "change in control" of the Company, as defined under the employment agreement, either by the Company, or its successor, during the remaining term of the employment agreement or by the Executive within one year following the change in control, the Company, or its successor, is obligated to make a lump sum payment equal to three times the sum of: (i) his current annual base salary; (ii) the value of bonus or incentive payments that the Executive would have received had he remained employed; and (iii) the value of the contributions that would have been made or credited by the Company under all retirement plans for the benefit of the Executive. The lump sum payment is subject to reduction in order to avoid such payment being treated as a nondeductible, taxable "golden parachute" payment under Section 280G of the Code. In addition, the Company successor must continue insurance benefits for the Executive for three years following such termination.

     The employment agreements include a covenant which will limit the ability of each Executive to compete with the Company, except for services performed for affiliates, for a period of one year following the termination of such individual's employment with the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock at April 1, 1998 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, by each director or nominee, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.



                                          SHARES BENEFICIALLY        PERCENT
 BENEFICIAL OWNER                             OWNED(1)(2)          OF CLASS(3)

 Charles F. Wonderlic(4)                        884,584              20.919%
 2029 E. Lake Shore Drive
 Twin Lakes, WI  53181

 Ronald B. Clonts(5)                            674,582              15.953%
 2014 West Burr Oak Drive
 Glenview, IL 60025

 Charles F. Wonderlic, Jr.(6)                   323,708               7.655%
 34241 Horse Shoe Lane
 Gurnee, IL 60031


 Richard E. Wonderlic(7)                        315,708               7.466%
 4750 North Kingsway
 Gurnee, IL 60031

 Robert J. Braasch(8)                            10,900                 *


 Robert H. Arnold(9)                             19,400                 *

 Walter J. O'Brien(10)                           18,500                 *


 E. Bruce Fredrikson                              1,700                 *

 Robert L. Jooss(11)                                  2,700                 *


 Samuel M. Keith                                  1,100                 *


 All directors and executive officers         2,252,882              52.774%
 as a group (ten persons) (12)


______________________

*   Less than 1%

(1) The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Inclusion of shares shall not constitute an admission of beneficial ownership or voting and investment power over such shares.

(2) Includes shares held directly and shares which beneficial owners may acquire on or before March 31, 1998 pursuant to the exercise of stock options; as well as shares held in retirement accounts in a fiduciary capacity or by certain family members.

(3) Based upon 4,228,690 shares outstanding plus, with respect to each beneficial owner, the shares which such beneficial owner has the right to acquire on or before March 31, 1998 pursuant to the exercise of stock options.

(4) Includes 265,417 shares held of record by The Charles F. Wonderlic Declaration of Trust dated May 10, 1991, 100,000 shares held in Mr. Wonderlic's IRA and 519,167 shares held of record by The Mary Lyn Wonderlic Declaration of Trust dated May 10, 1991. Mary Lyn Wonderlic is the wife of Charles F. Wonderlic.

(5) All such shares are held of record by The Ronald B. and Sally A. Clonts Trust dated October 11, 1997, with respect to which shares Ronald B. Clonts, as Co-Trustee, shares voting and investment power with his wife and Co-Trustee, Sally Clonts.

(6) Includes 307,708 shares held of record by The Charles F. Wonderlic, Jr. Declaration of Trust dated May 10, 1991, 13,000 shares held in a 401(k) Plan and 3,000 shares held as custodian for his children. Mr. Wonderlic disclaims beneficial interest in shares held as custodian for his children.

(7) Includes 307,708 shares held of record by The Richard E. Wonderlic Declaration of Trust dated May 10, 1991, 6,000 shares held through Mr. Wonderlic's IRA and 2,000 shares held as custodian for his son. Mr. Wonderlic disclaims beneficial interest in shares held as custodian for his son.

(8) Includes 9,100 shares held of record by Mr. Braasch's IRA, and 1,500 shares held jointly with Mr. Braasch's wife, of which Mr. Braasch has shared voting and investment power. Also includes 200 shares held as custodian for his son and 100 shares held by Mr. Braasch's wife. Mr. Braasch disclaims beneficial interest in shares held as custodian for his son and by his wife.

(9) Includes 1,000 shares held of record by Robert H. Arnold's wife. Mr. Arnold disclaims beneficial interest in such shares.

(10) Includes 100 shares held of record by Walter J. O'Brien's wife. Walter J. O'Brien disclaims beneficial interest in such shares.

(11) Includes 1,000 shares of record held by Mr. Jooss's IRA.

(12) Includes 40,200 shares which may be acquired on or before May 31, 1998 pursuant to the exercise of stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL

     The Company has entered into a number of transactions with certain companies and partnerships in which Charles F. Wonderlic or Ronald B. Clonts or members of their immediate families own a direct or indirect controlling interest (any or all of such companies and partnerships are referred to herein as the "Commonly Controlled Companies"). The Company has generally sought to treat each transaction with a Commonly Controlled Company as an arms-length transaction. The Company has adopted a formal policy requiring all transactions with its principal stockholders, executive officers and directors, or their affiliates (including the Commonly Controlled Companies), to be on terms no less favorable to the Company than could be obtained from unrelated parties, and any material transactions with its affiliates (including the Commonly Controlled Companies) that are outside the ordinary course of business to be presented for the approval of the Company's disinterested directors.

     The Company leases furniture and computer equipment from a Commonly Controlled Company, Wonderlic Personnel Test, Inc. ("WPT"), pursuant to a Master Lease Agreement. Payments under that agreement (and any related predecessor agreements) were approximately $1.1 million during 1997, and are believed by the Company to be no less favorable than could have been obtained from unrelated parties in comparable transactions. The primary reason for these transactions is that leased assets, as opposed to owned assets, do not reduce the borrowing base under the Company's revolving credit facility. In 1997, the Company paid approximately $57,000 to WPT for the development of a proprietary credit scoring model. Management believes that the cost to the Company of these services was no less favorable than the Company could have obtained from unrelated parties in comparable transactions.

SUBORDINATED DEBENTURES AND OTHER DEBT

     Charles F. Wonderlic and Ronald B. Clonts, members of their families and certain of the Commonly Controlled Companies have from time to time made loans to the Company evidenced by subordinated notes. At December 31, 1997, the approximate outstanding principal amount of such subordinated notes in which such persons or members of their families had a direct or indirect pecuniary interest was $682,560. Such subordinated notes currently bear interest at various rates between 10% and 11% and mature at various times through June 2005, although they are callable.

     The Company had an outstanding debt obligation to Prominent Mortgage Corp., a Commonly Controlled Company, in the amount of $36,612 on at December 31, 1997. This debt is governed by a Master Note Agreement, as amended, between Prominent Mortgage Corp. and the Company (the "Master Note Agreement"). The Master Note Agreement provides that advances made from time to time by Prominent Mortgage Corp. to the Company are to be evidenced by a promissory note with a term not to exceed nine months. Borrowed amounts are generally payable on demand and may be prepaid without penalty. Interest is generally set at slightly below the prime rate prevailing at the time of advances thereunder.

INTERCOMPANY SERVICES AGREEMENT

     The Company and certain Commonly Controlled Companies (the "Services Agreement Companies") are parties to an Intercompany Services Agreement, as amended (the "Services Agreement"), which provides that the Company will render specified services to the Services Agreement Companies, including services relating to accounting, information systems, technical support, insurance management, payroll and tax return preparation. The Services Agreement Companies pay a monthly fee to the Company which is approximately equivalent to the Company's cost of rendering such services and is calculated based on: (i) a percentage of the monthly salary of certain Company employees; (ii) a fee for any tax return prepared and filed by the Company on behalf of the Services Agreement Companies during the preceding month; and (iii) an additional amount equal to the allocable share of fees for professional services and insurance premiums and deductibles paid by the Company during the preceding month, less the Company's share of any such fees paid by the Services Agreement Companies during the preceding month. The Services Agreement continues until terminated by the Company or the Services Agreement Companies upon 30 days prior written notice. For the year ended December 31, 1997, the Company was paid approximately $82,600 under the Services Agreement.

     The following Commonly Controlled Companies are parties to the Services Agreement and comprise the Services Agreement Companies: Upland Farms; WPT; Wonderlic Companies, Inc.; Richmond Bancorp, Inc.: Richmond Financial Services, Inc.; Richmond Bank; Richmond Hunt Club, Inc. and Prominent Mortgage Corp.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            PAGE
(a)  1.   Financial Statements:

          Report of Independent Public Accountants                           18

          Balance Sheets-                                                    19
          As of December 31, 1997 and 1996

          Statements of Income-                                              20
          For the Years Ended December 31, 1997, 1996 and 1995

          Statements of Changes in Stockholders' Equity-                     21
          For the Years Ended December 31, 1997, 1996 and 1995

          Statements of Cash Flows-                                          22
          For the Years Ended December 31, 1997, 1996 and 1995

          Notes to the Financial Statements                                  23

     2. The following financial schedules for the years 1997, 1996 and 1995 are submitted herewith:

          None.

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

    EXHIBIT
     NO.                                 DESCRIPTION

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

    10.30* Waiver Letter from General Electric Capital Corporation dated January 29, 1998

      11      Statement Regarding Computation of Net Earnings Per Share.

      12      Statement Regarding Computation of Ratio of Earnings to Fixed
              Charges.

      23      Consent of KPMG Peat Marwick LLP.

      27      Financial Data Schedule.


(b) The Company did not file any Current Report on Form 8-K during the fourth quarter of 1997.

(c) Exhibits - those exhibits listed above without an asterisk are filed herewith.

(d) There are no financial statement schedules required by Regulation S-X that are excluded from the Financial Statements included under Item 8 or this report.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 1998.

                              EAGLE FINANCE CORP.


                              By:  CHARLES F. WONDERLIC
                                  -------------------------------------
                                   Charles F. Wonderlic
                                   Chairman and Chief Executive Officer

                                   EXHIBIT INDEX


 Exhibit
   No.                                  Description

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

10.26 Amended and Restated Servicing Agreement dated as of June 25, 1996 between General Electric Capital Corporation and Eagle Finance Corp. (incorporated by reference to Exhibit No. 10.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996)

10.27 Pooling and Servicing Agreement dated as of September 1, 1996 among Eagle Auto Funding Corp., Eagle Finance Corp. and Harris Trust and Savings Bank (incorporated by reference to Exhibit No. 10.32 to Form 10-K for the Year Ended December 31, 1996)

10.28 Loan Sale and Contribution Agreement dated as of September 1, 1996 between Eagle Finance Corp. and Eagle Auto Funding Corp. (incorporated by reference to Exhibit No. 10.33 to Form 10-K for the Year Ended December 31, 1996)

10.29 Waiver Letter from General Electric Capital Corporation dated March 26, 1997 (incorporated by reference to Exhibit No. 10.34 to Form 10-K for the Year Ended December 31, 1996)

10.30 Waiver Letter from General Electric Capital Corporation dated January 29, 1998 (incorporated by reference to Exhibit No. 10.30 to the Initial Form 10-K)

11         Statement Regarding Computation of Net Earnings Per Share.

12         Statement Regarding Computation of Ratio of Earnings to Fixed
           Charges.

23         Consent of KPMG Peat Marwick LLP.

27         Financial Data Schedule.