Form 10-Q
period 1998-03-31
EAGLE FINANCE CORP
filed 1998-07-06
CIK 921863

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  (For the Quarterly Period ended March 31, 1998)

                                          OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
            For transition period from ________________to_______________

                    Commission File Number:  0-24286


                               EAGLE FINANCE CORP.
                (Exact name of Registrant as specified in its charter)


            DELAWARE                                            36-2464365
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)

1425 TRI-STATE PARKWAY, GURNEE, ILLINOIS                        60031-4060
(Address of principal executive offices)                        (Zip Code)

                                    (847) 855-7150
                 (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes        No    X
                                               ------    ------


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

10,000,000 shares of common stock, $0.01 par value per share, were authorized and 4,228,690 shares were issued and outstanding as of May 31, 1998.

                                 EAGLE FINANCE CORP.

                                     FORM 10-Q

                              ________________________

                                 TABLE OF CONTENTS
                              ________________________
                                                                        PAGE
                                                                      NUMBER
                           PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .3

          Statements of Income. . . . . . . . . . . . . . . . . . . . . .. .4

          Statements of Changes in Stockholders' Equity . . . . . . . . . . 5

          Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . ..6

          Notes to Financial Statements . . . . . . . . . . . . . . . . . ..7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . .  .9

                            PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .  21

Item 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . .. . . . 22

Item 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . .. . . . 22

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .. . . . 22

Item 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .. . . . 22

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .. . . . 23

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .S-1

                                   EAGLE FINANCE CORP.

                                    BALANCE SHEETS
                 AS OF MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997
                                     (Unaudited)


                                        ASSETS

                                                                       MARCH 31,
                                                             -----------------------------         December 31,
                                                                 1998             1997                 1997
                                                             -----------       -----------         ------------
Finance receivables, owned . . . . . . . . . . . . . . . . . $ 9,757,136       $43,458,745         $28,455,232
Nonrefundable acquisition discount . . . . . . . . . . . . .    (130,849)       (2,740,780)         (1,179,708)
Allowance for credit losses. . . . . . . . . . . . . . . . .  (1,249,624)       (4,389,950)         (2,986,419)
                                                             -----------       -----------         -----------
Finance receivables, net owned . . . . . . . . . . . . . . .   8,376,663        36,328,015          24,289,105
                                                             -----------       -----------         -----------
Finance receivables, Installment Contract sales. . . . . . .  22,566,454                --          27,060,820
Allowance for credit losses related to Installment
  Contract sales . . . . . . . . . . . . . . . . . . . . . .  (2,890,042)               --          (3,353,808)
Additional allowance represented on titled assets,
  Installment Contract sales . . . . . . . . . . . . . . . .    (375,676)               --            (470,113)
                                                             -----------       -----------         -----------
Finance receivables, net Installment Contract sales. . . .    19,300,736                --          23,236,899
                                                             -----------       -----------         -----------
Finance receivables, owned, held for sale, net . . . . . . .          --        19,213,406                  --
Excess servicing receivable. . . . . . . . . . . . . . . . .          --           847,909                  --
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,452,820         2,621,761           1,809,248
Money market investments . . . . . . . . . . . . . . . . . .          --           545,000             552,521
Prepaid expenses and debt issuance costs . . . . . . . . . .     825,938         1,272,154           1,029,970
Repossessed or titled assets . . . . . . . . . . . . . . . .   1,414,205         2,912,348           2,091,011
Income tax receivable. . . . . . . . . . . . . . . . . . . .     801,464         3,872,346           1,268,152
Deferred income tax benefit. . . . . . . . . . . . . . . . .          --         1,004,912                  --
Other assets . . . . . . . . . . . . . . . . . . . . . . .     1,133,057         2,544,289             548,913
                                                             -----------       -----------         -----------
                                                             $34,304,883       $71,162,140         $54,825,819
                                                             -----------       -----------         -----------
                                                             -----------       -----------         -----------

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Notes payable, Installment Contract Sales. . . . . . . . . . $19,676,412      $  --                $23,707,012
Senior debt. . . . . . . . . . . . . . . . . . . . . . . . .          --        41,689,262          15,034,111
Subordinated debt. . . . . . . . . . . . . . . . . . . . . .  17,567,177        17,628,231          17,543,768
Accrued interest . . . . . . . . . . . . . . . . . . . . . .     181,767           252,811             162,370
Accrued income tax . . . . . . . . . . . . . . . . . . . . .          --             1,910                  --
Accounts payable and accrued liabilities . . . . . . . . . .     671,281         2,509,690             694,577
Unearned insurance commissions . . . . . . . . . . . . . . .          --             3,836                  --
Dealer reserves. . . . . . . . . . . . . . . . . . . . . . .          --           276,681                  --
                                                             -----------       -----------         -----------
Total liabilities. . . . . . . . . . . . . . . . . . . . . .  38,096,637        62,362,421          57,141,838
Stockholders' equity (deficit):
Preferred Stock, authorized 3,000,000 shares;
  none issued. . . . . . . . . . . . . . . . . . . . . . . .          --                --                  --
Common Stock:  $.01 par value, authorized 10,000,000
  shares, issued and outstanding 4,228,690 shares. . . . . .      42,287            41,891              42,287
Additional paid-in capital . . . . . . . . . . . . . . . . .  13,593,206        13,514,422          13,593,206
Retained earnings (deficit). . . . . . . . . . . . . . . . . (17,427,247)       (4,756,594)        (15,951,512)
                                                             -----------       -----------         -----------
Total stockholders' equity (deficit) . . . . . . . . . . . .  (3,791,754)        8,799,719          (2,316,019)
                                                             -----------       -----------         -----------
                                                             $34,304,883       $71,162,140         $54,825,819
                                                             -----------       -----------         -----------
                                                             -----------       -----------         -----------

                   See accompanying notes to financial statements.

                                   EAGLE FINANCE CORP.
                                  STATEMENTS OF INCOME
                        THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                      (Unaudited)



                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------------
                                                                        1998                1997
                                                                    ------------         -----------
Interest income, owned:
  Interest and fee income, owned receivables . . . . . . . . . .     $ 1,210,973         $ 3,427,589
  Interest expense, owned receivables (senior and
    subordinated debt) . . . . . . . . . . . . . . . . . . . . .        (875,228)         (1,450,326)
                                                                     -----------         -----------
Net interest income, owned receivables,. . . . . . . . . . . . .         335,745           1,977,263
Provision for credit losses, owned receivables . . . . . . . . .              --            (375,000)
                                                                     -----------         -----------
Net interest income after provision for credit losses,
  owned receivables. . . . . . . . . . . . . . . . . . . . . . .         335,745           1,602,263
                                                                     -----------         -----------
Interest income, Installment Contract sales:
  Interest income, Installment Contract sales. . . . . . . . . .       1,452,437                  --
  Interest expense, Installment Contract sales (notes payable) .        (517,692)                 --
  Provision for credit losses, Installment Contract sales. . . .        (719,786)                 --
                                                                     -----------         -----------
Net interest income after provision for credit losses,
  Installment Contract sales . . . . . . . . . . . . . . . . . .         214,959                  --
                                                                     -----------         -----------
Other income:
  Service fee income . . . . . . . . . . . . . . . . . . . . . .         825,712             780,455
  Commission and other . . . . . . . . . . . . . . . . . . . . .              --               2,410
                                                                     -----------         -----------
Total other income . . . . . . . . . . . . . . . . . . . . . . .         825,712             782,865
                                                                     -----------         -----------
Income before operating expenses . . . . . . . . . . . . . . . .       1,376,416           2,385,128
Operating expenses:
  Salaries and related costs . . . . . . . . . . . . . . . . . .       1,252,804           2,035,145
  Collection expenses. . . . . . . . . . . . . . . . . . . . . .         466,123             445,749
  Other operating expenses . . . . . . . . . . . . . . . . . . .       1,133,224           1,412,253
                                                                     -----------         -----------
Total operating expenses . . . . . . . . . . . . . . . . . . . .       2,852,151           3,893,147
                                                                     -----------         -----------
Loss before income taxes . . . . . . . . . . . . . . . . . . . .      (1,475,735)         (1,508,019)
Applicable income taxes. . . . . . . . . . . . . . . . . . . . .              --                  --
                                                                     -----------         -----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(1,475,735)        $(1,508,019)
                                                                     -----------         -----------
                                                                     -----------         -----------
Weighted average common shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,228,690           4,189,100
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,228,690           4,189,100
Per share net income (loss) attributable to common shares:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(0.35)             $(0.36)
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(0.35)             $(0.36)




                  See accompanying notes to financial statements.

                                   EAGLE FINANCE CORP.
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                         (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                 1998             1997
                                                               -----------     -----------
Common stock:
   Balance at beginning of period. . . . . . . . . . . . . . . $    42,287     $    41,891

Additional paid-in capital:
   Balance at beginning and end of period . . . . . . . . . .   13,593,206      13,514,422

Retained earnings:
   Balance at beginning of period. . . . . . . . . . . . . . . (15,951,512)     (3,248,575)
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  (1,475,735)     (1,508,019)
                                                               -----------      ----------
                                                               (17,427,247)     (4,756,594)
                                                               -----------      ----------
Total stockholders' equity  (deficit). . . . . . . . . . . . . $(3,791,754)     $8,799,719
                                                               -----------      ----------
                                                               -----------      ----------

                   See accompanying notes to financial statements.

                                      EAGLE FINANCE CORP.
                                   STATEMENTS OF CASH FLOWS
                            THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                         (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                   1998           1997
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,475,735)   $ (1,508,019)
  Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
      Provision for credit losses . . . . . .. . . . . . . .           --          375,000
      Net finance receivable charge-offs
       against allowance . . . . . . . . . . .. . . . . . . .   (1,736,795)     (2,030,564)
      Decrease (increase) in:
       Prepaid expenses . . . . . . . . . . . . . . . . . . .       54,597          71,136
       Excess servicing receivable. . . . . . . . . . . . . .          --          202,681
       Repossessed or titled assets . . . . . . . . . . . . .      676,806       1,337,095
       Other assets . . . . . . . . . . . . . . . . . . . . .     (584,144)       (367,593)
       Income tax receivable. . . . . . . . . . . . . . . . .      466,688         860,000
      Increase (decrease) in:
       Accrued interest . . . . . . . . . . . . . . . . . . .       19,397        (215,722)
       Accrued income tax . . . . . . . . . . . . . . . . . .          --            1,910
       Accounts payable and accrued liabilities . . . . . . .      (23,296)        615,953
       Unearned insurance commissions . . . . . . . . . . . .          --           (1,322)
       Dealer reserves. . . . . . . . . . . . . . . . . . . .          --          (10,102)
       Nonrefundable acquisition discount . . . . . . . . . .   (1,048,859)      1,297,616
                                                               -----------      ----------
Net cash provided by (used in) operating activities . . . . ..  (3,651,341)        628,069
                                                                ----------      ----------
Cash flows from investing activities:
  Proceeds from sale of investments. . . . . . . . . . . . . .     552,521           7,651
  Proceeds from bulk sale of vehicle
     retail installment notes. . . . . . . . . . . . . . . . .  14,353,152              --
  Principal collected on finance
     receivables, owned. . . . . . . . . . . . . . . . . . . .   2,226,487        6,163,794
  Principal new originations and
     repurchases of finance receivables. . . . . . . . . . . .    (167,100)     (18,508,865)
  Principal write-off on finance
     receivables, owned. . . . . . . . . . . . . . . . . . . .   2,286,157        4,336,846
  Principal collected (net of write-offs),
     Installment Contract sales. . . . . . . . . . . . . . . .   3,936,163               --
                                                               -----------       ----------
Net cash provided by (used in) investing activities. . . . . .  23,186,780       (8,000,574)
                                                               -----------       ----------
Cash flows from financing activities:
  Repayments of borrowings, Installment Contract sales . . . .  (4,030,600)              --
  Proceeds from draws on bank line of credit agreements  . . .          --        9,637,282
  Repayments of borrowings under bank
     line of credit agreements . . . . . . . . . . . . . . . . (14,997,499)              --
  Debt to affiliate. . . . . . . . . . . . . . . . . . . . . .     (36,612)        (775,913)
  Proceeds from issuance of other debt . . . . . . . . . . . .          --           43,054
  Repayment of other debt. . . . . . . . . . . . . . . . . . .      23,409         (392,543)
  Debt issuance costs. . . . . . . . . . . . . . . . . . . . .     149,435          210,792
                                                               -----------       ----------
Net cash provided by (used in) financing activities. . . . . . (18,891,867)       8,722,672
                                                               -----------       ----------
Cash, net change . . . . . . . . . . . . . . . . . . . . . . .     643,572        1,350,167
Cash at beginning of period. . . . . . . . . . . . . . . . . .   1,809,248        1,271,594
                                                               -----------      -----------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . $ 2,452,820      $ 2,621,761
                                                               -----------      -----------
                                                               -----------      -----------
Supplemental cash flow disclosures - cash paid during the period for:

  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . $  855,801      $ 1,666,048
  Income taxes and Illinois replacement tax. . . . . . . . . . $      595      $     1,910



                  See accompanying notes to financial statements.

                                EAGLE FINANCE CORP.

                           NOTES TO FINANCIAL STATEMENTS


1. The financial statements of Eagle Finance Corp., a Delaware corporation (the "Company"), are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. Management suggests that the unaudited interim financial statements contained herein be read in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's 1997 Annual Report on Form 10-K.

2. Net income (loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-Q.


3. As of January 1, 1997, the Company adopted Financial Accounting Standards Board Statement ("FASB") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FASB 125"). FASB 125 was effective for transfers and servicing of financial assets and retirements of liabilities occurring after December 31, 1997, and has been applied prospectively. FASB 125 provides accounting and reporting standards for transfers and servicing of financial assets and retirements of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

4. In February 1997, FASB Statement No. 128, "Earnings Per Share" ("FASB 128"), was issued. FASB 128 superseded APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FASB 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaced the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

     In management's opinion, SFAS Nos. 130 and 131, when adopted, will not have a material effect of the Company's financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a specialized financial services company currently engaged primarily in servicing automobile retail installment sales contracts ("Installment Contracts") for purchases of late model used automobiles by "non-prime" consumers, who typically have limited access to traditional sources of consumer credit. To a lesser extent, the Company has made and continues to service direct consumer loans and finance leases and other retail installment sale contracts (collectively "Other Loans") and offers, as agent, insurance and other products related to consumer finance transactions (collectively "Insurance Products"). The Company maintains its corporate headquarters and a regional office near Chicago in Gurnee, Illinois, and operates a regional office in Tampa, Florida.

     The following is management's discussion and analysis of the financial condition of the Company at March 31, 1998 (unaudited) as compared to March 31, 1997 (unaudited) and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997 (unaudited). This discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report. Data for the three months ended March 31, 1998 are not necessarily indicative of results expected for the full fiscal year. The ratios and percentages provided below are calculated using the detailed financial information contained in the Company's financial statements and the financial data included elsewhere in this Form 10-Q. References to "net" finance receivables or Installment Contracts shall mean finance receivables or Installment Contracts, as appropriate, net of unearned finance charges.

     The Company experienced a significant deterioration in its financial condition primarily due to significant operating losses during the first quarter of 1998, and the years 1997 and 1996, that resulted from adverse changes in the sub-prime automobile finance industry and a significant deterioration in the quality of the Company's assets. The Company has been unable to maintain adequate levels of income and net worth to satisfy the requirement of its Asset Purchase Agreement dated as of June 25, 1996, as amended, between the Company and General Electric Capital Corporation (the "GECC Agreement") and the Indenture dated as of April 15, 1995, under a supplement to which $17 million of its outstanding subordinated notes were issued. At March 31, 1998, the Company's funding was effectively limited to its internally generated cash. The Company, among other actions, has restructured operations to reduce overhead and suspended the acquisition of Installment Contracts.

RECENT DEVELOPMENTS

SALES OF FINANCE RECEIVABLES/DEBT RETIREMENT

     On April 30, 1998 the Company sold net retail installment contracts ("Installment Contracts") of $148,000 to a competitor for $133,000 in cash, net of non-refundable acquisition discount and allowances for credit losses, respectively. The resulting gain or loss on this transaction after the allocation of applicable allowance for credit losses is not expected to be material.

DELISTING OF COMMON STOCK FROM NASDAQ MARKET

     The Company's common stock, $0.01 per value par share (the "Common Stock"), ceased to be quoted on the NASDAQ National Market beginning May 13, 1998. Any trading in the Company's Common Stock will now be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of the delisting from the NASDAQ National Market, a shareholder will likely find it more difficult to sell, or to obtain quotations as to prices of, the Company's Common Stock.

DEFAULT ON SUBORDINATED DEBT

     The Company has suspended payments under its outstanding subordinated debt. Subordinated debt primarily consists of the Rising Interest Subordinated Redeemable Securities due 2005 (the "Notes"). At July 1, 1998, the Company had outstanding approximately $17.6 million of subordinated debt, including $17.0 million of Notes. Scheduled monthly interest of the subordinated debt equals approximately $150,000 and the amount of interest due and owing as of the date of filing of this report is approximately $449,000, inclusive of penalty interest.

GENERAL

     Installment Contracts represented over 99% of the Company's net finance receivables at March 31, 1998. Installment Contracts are purchased on a non-recourse basis from automobile dealers and are typically secured by medium-priced used automobiles. The automobiles are purchased by non-prime consumers at retail prices typically ranging from approximately $5,000 to $15,000. Installment Contracts financing such purchases typically have annual percentage rates of interest ("APRs") ranging from 21% to 33% and repayment terms ranging from 12 to 60 months. The average original principal amount financed under Installment Contracts outstanding at March 31, 1998 was approximately $8,100, at an average APR of approximately 20.9%, with an average original term of approximately 42 months. The Company's experience has shown, however, that the average life of the Company's Installment Contracts is substantially less than 42 months due to payoffs and repossessions that occur prior to contract maturity.

     The Company's outstanding balance of owned or serviced (i.e., managed) Installment Contracts declined to $65.8 million at March 31, 1998 from $99.0 million at December 31, 1997 and from $143.0 million at March 31, 1997.

     As part of its funding strategy, the Company periodically sells net Installment Contracts to GECC, with servicing retained. The Company accounted for Installment Contract sales to GECC during 1997 ("1997 GECC Transactions") as financing transactions pursuant to the provisions of SFAS 125, which is effective for loan sale transactions occurring after December 31, 1996. Prior to 1997, the Company accounted for Installment Contract sales with GECC as off-balance sheet sales transactions pursuant to the provisions of Statement of Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse" ("SFAS 77"), thereby removing the related receivables from the balance sheet while recognizing any subsequent servicing income as received.

     Interest and servicing income on managed Installment Contracts accounts for most of the Company's revenue. The Company did not originate Installment Contracts during the three months ended March 31, 1998, as compared to the origination of $18.5 million of Installment Contracts during the three months ended March 31, 1997. The Company began reducing its purchases of Installment Contracts during the fourth quarter of 1995.

     As reflected in the following table, the Company failed to originate any finance receivables during the first quarter of 1998:

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------
                                                              1998                     1997
                                                          ----------                 --------
                                                                 (DOLLARS IN THOUSANDS)

Net Installment Contracts purchased(1). . . . . . . . . . . $       --                $ 18,466

Net Other Loans originated(1). . . . . . . . . . . .. . . .         --                      80
                                                            ----------                --------
Total . . . . . . . . . . .. . . . . . . . . . . .          $       --                $ 18,546
                                                            ----------                --------
                                                            ----------                --------

___________________
(1) Net of unearned finance charges

     During the three months ended March 31, 1998, the Company sold net retail installment contracts ("Installment Contracts") to competitors for $13.0 million in cash, net of non-refundable acquisition discount and allowances for credit losses. Proceeds were applied to pay off all outstanding amounts under the Company's Revolving Credit Agreement. As a result, the Revolving Credit Agreement was terminated on March 26, 1998.

FINANCIAL OVERVIEW

     During 1997 and the first quarter of 1998, several sub-prime automobile finance companies, including the Company, experienced poor loan performance, higher delinquency rates and increased credit losses on their owned or serviced receivables. In addition, during the past several months, a number of finance companies have made strategic decisions to exit the industry. This has contributed to a significant reduction in traditional and non-traditional lending to the industry and a material decline in public market investment into the sub-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

     The following table sets forth certain data relating to the Company's net income for the three months ended March 31, 1998 and 1997 and for the year ended December 31, 1997:

                                                                          FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                      ------------------------------       FOR THE YEAR ENDED
                                                                         1998                1997           DECEMBER 31, 1997
                                                                      ----------           ---------       ------------------
                                                                                      (DOLLARS IN THOUSANDS)
 Average net finance receivables:
  Total owned, net . . . . . . . . . . . . . . . . . . . . . . .       $  18,983           $  58,574             $  47,196
  Serviced:
     GECC, Installment Contract sales (1997) (1) . . . . . . . .          24,727                  --                18,651
     GECC, Installment Contract sales (1996 and
        prior) (1) . . . . . . . . . . . . . . . . . . . . . . .          25,251              60,945                46,095
     Securitization. . . . . . . . . . . . . . . . . . . . . . .          13,052              27,753                21,720
                                                                       ---------           ---------             ---------
  Total serviced, net. . . . . . . . . . . . . . . . . . . . . .          63,030              88,698                86,466
                                                                       ---------           ---------             ---------
  Total managed, net . . . . . . . . . . . . . . . . . . . . . .          82,013             147,272               133,662
 Average interest bearing liabilities (senior and subordinated
  debt and related to owned receivables) . . . . . . . . . . . .          25,091              55,324                45,321
 Total interest and fee income (owned) . . . . . . . . . . . . .           1,211               3,428                11,752
 Total interest expense (owned). . . . . . . . . . . . . . . . .             875               1,450                 5,476
                                                                       ---------           ---------             ---------
 Net interest income before provision for credit
        losses (owned) . . . . . . . . . . . . . . . . . . . . .       $     336           $   1,978             $   6,276
                                                                       ---------           ---------             ---------
                                                                       ---------           ---------             ---------
Average interest bearing liabilities (Installment Contract
  sales)     . . . . . . . . . . . . . . . . . . . . . . . . . .          25,592                  --                23,687
 Total interest and fee income (Installment Contract sales). . .           1,452                  --                 4,723
 Total interest expense (Installment Contract sales) . . . . . .             518                  --                 1,597
                                                                       ---------           ---------             ---------
 Net interest income before provision for credit
        losses (Installment Contract sales). . . . . . . . . . .       $     935           $      --             $   3,125
                                                                       ---------           ---------             ---------
                                                                       ---------           ---------             ---------
 Average interest rate earned on net finance
  receivables (owned). . . . . . . . . . . . . . . . . . . . . .           25.52%              23.41%                24.90%
 Average interest rate on interest bearing
        liabilities (owned). . . . . . . . . . . . . . . . . . .           13.95%              10.49%                12.08%
                                                                       ---------           ---------             ---------
 Net interest spread  (owned). . . . . . . . . . . . . . . . . .           11.56%              12.92%                12.82%
                                                                       ---------           ---------             ---------
                                                                       ---------           ---------             ---------
 Net interest margin (owned)(2). . . . . . . . . . . . . . . . .            7.07%              13.50%                13.30%
                                                                       ---------           ---------             ---------
                                                                       ---------           ---------             ---------

 Average interest rate earned on net owned finance
        receivables (Installment Contract sales) . . . . . . . .           23.50%               0.00%                25.32%
 Average interest rate on interest bearing
        liabilities (Installment Contract sales) . . . . . . . .            9.59%               0.00%                 6.74%
                                                                       ---------           ---------             ---------
 Net interest spread  (Installment Contract sales) . . . . . . .           13.91%               0.00%                18.58%
                                                                       ---------           ---------             ---------
                                                                       ---------           ---------             ---------
 Net interest margin (Installment Contract sales)(2) . . . . . .           15.12%               0.00%                16.76%
                                                                       ---------           ---------             ---------
                                                                       ---------           ---------             ---------

_____________________________
(1) Prior to January 1, 1997, loan sales pursuant to the GECC Agreement were accounted for as off-balance sheet sales transactions pursuant to SFAS No. 77 "Accounting for Sales with Recourse" with servicing and bonus servicing fee income recognized or earned. Effective January 1, 1997, sales pursuant to the GECC Agreement were accounted for as financing transactions pursuant to SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" with interest income recognized on the loan balances under the interest method; interest expense recognized at GECC's fixed spread and charge-off and related provisions for loan losses reflected as transactions impacting the allowance for loan losses, Installment Contract sales.

(2) Net interest margin represents net interest income on an annualized basis divided by average net finance receivables.

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

     An increasingly larger component of the Company's revenue is the servicing income earned by the Company on Installment Contracts sold or securitized. Servicing income is derived from base servicing fees for loan administration and collection services and bonus or excess servicing fees paid based on the performance of the Installment Contracts sold or securitized. The increase in servicing income was due to higher levels of bonus servicing fees earned in 1998 as a percentage of average serviced receivables and the absence of excess servicing amortization expense. The following table sets forth certain data relating to servicing fees for the periods shown:

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------------        FOR THE YEAR ENDED
                                                                         1998                1997             DECEMBER 31, 1997
                                                                 ---------------            --------         ------------------
Base servicing fees (1). . . . . . . . . . . . . . . . . . . . .      $339,308              $686,039             $2,108,397
Bonus/excess servicing fees. . . . . . . . . . . . . . . . . . .       486,504               297,096              2,251,853
Amortization of excess servicing rights. . . . . . . . . . . . .            --              (202,680)            (1,050,590)
Adjustment to excess servicing rights. . . . . . . . . . . . . .            --                    --             (1,681,317)
                                                                      --------              --------             ----------
Net servicing fees . . . . . . . . . . . . . . . . . . . . . . .      $825,712              $780,455             $1,628,343
                                                                      --------              --------             ----------
                                                                      --------              --------             ----------

_____________________________
(1) Servicing Fees in respect of pre-1997 GECC Transactions are recorded as income when received (I.E., on a cash-flow basis). A portion of the bonus/excess servicing fees reflects cash flows from pre-1997 GECC Transactions. GECC Transactions occurring after January 1, 1997 were accounted for as financing transactions and have no corresponding servicing income.

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

     For the three months ended March 31, 1998, the average interest rate earned on net finance receivables (owned) increased by 2.11 percentage points over comparable 1997 periods. Generally, it would be anticipated that improved margins would result in improved profitability; however, due to significant increases in funding costs resulting from subordinated debt representing a higher proportion of outstanding debt and actions taken by lenders that are party to the Revolving Credit Agreement, the average interest rate on interest bearing liabilities increased to 13.95% for the three months ended March 31, 1998 represents an increase of 3.46 percentage points over comparable 1997 periods. The effective cost of borrowing under the Revolving Credit Agreement increased 98.5% to 20.5% for the three months ended March 31, 1998 compared to 10.33% in the 1997 period. The Company attempts to mitigate the adverse effect of interest rate fluctuations by entering into interest rate protection agreements.

     Another significant component of the Company's financial performance is the level of its operating expenses. Operating expenses are influenced by the level of volume and delinquency in the

Company's Installment Contracts. The Company is reducing the number of its employees, operating expenses and increasing workloads in light of improving asset quality and reduced levels of managed receivables.

FINANCIAL CONDITION

     Total assets decreased $20.5 million (37.4%) to $34.3 million at March 31, 1998 from $54.8 million at December 31, 1997 primarily due to a decrease in net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) to $8.4 million at March 31, 1998 from $24.3 million at December 31, 1997. This decline in assets and finance receivables is, in part, attributable to the sale of Installment Contracts in order to extinguish indebtedness due under the Revolving Credit Agreement. The decrease in owned finance receivables was offset, in part, by an increase in finance receivables of $19.3 million (net) resulting from the 1997 GECC Transactions which were accounted for as financing transactions. SEE "--Liquidity and Capital Resources." The net amount of owned or serviced Installment Contracts decreased to $65.8 million at March 31, 1998 from $99.0 million at December 31, 1997. The net amount of owned or serviced Installment Contracts was $143.0 million at March 31, 1997.

     Total liabilities decreased $19.0 million (33.3%) to $38.1 million at March 31, 1998 from $57.1 million at December 31, 1997, primarily due to a decrease in senior and subordinated debt to $17.5 million at March 31, 1998 from $32.6 million at December 31, 1997. The decrease in senior and subordinated debt was primarily the result of the Company extinguishing all borrowings under the Revolving Credit Agreement (as a result of Installment Contract sales) from a $15.0 million balance at December 31, 1997. SEE "--Liquidity and Capital Resources." Total liabilities and stockholders' equity decreased $1.5 million (37.4%) to ($3.8 million) at March 31, 1998 from ($2.3 million) at December 31, 1997.

RESULTS OF OPERATIONS

     The following table sets forth certain data relating to the Company's results of operations for the three months ended March 31, 1998 and 1997:

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                           ---------------------
                                                                             1998          1997
                                                                           -------        ------
                                                                           (DOLLARS IN THOUSANDS)
Automobile portfolio interest and fee income,
  owned receivables. . . . . . . . . . . . . . . . . . . . . . .            $1,152         $3,350

Total interest and fee income, owned receivables . . . . . . . .            $1,211         $3,427
Total interest expense, senior and subordinated debt . . . . . .               875          1,450
Net interest income before provision for credit losses . . . . .               336          1,977
Provision for credit losses, owned portfolio . . . . . . . . . .                 0            375
                                                                           -------         ------
Net interest income after provision for credit losses,
  owned receivables. . . . . . . . . . . . . . . . . . . . . . .               336          1,602
                                                                           -------         ------

Interest income, Installment Contract sales. . . . . . . . . . .             1,452             --
Interest expense, Installment Contract sales . . . . . . . . . .              (518)            --
Provision for credit losses, Installment Contract sales. . . . .              (720)            --
                                                                           -------         ------
Net interest income after provision for credit losses,
  Installment Contract sales . . . . . . . . . . . . . . . . . .               214             --
                                                                           -------         ------

Other Income:
Servicing income (from Installment Contracts). . . . . . . . . .               826            781
Insurance products commissions . . . . . . . . . . . . . . . . .                --              2
Total other income . . . . . . . . . . . . . . . . . . . . . . .               826            783
Salaries and related costs . . . . . . . . . . . . . . . . . . .             1,253          2,035
Collection expenses. . . . . . . . . . . . . . . . . . . . . . .               466            446
Other operating expenses . . . . . . . . . . . . . . . . . . . .             1,133          1,412
                                                                           -------         ------
Total operating expenses . . . . . . . . . . . . . . . . . . . .             2,852          3,893
                                                                           -------         ------
Loss before taxes. . . . . . . . . . . . . . . . . . . . . . . .            (1,476)        (1,508)
Taxes      . . . . . . . . . . . . . . . . . . . . . . . . . . .                --             --
Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . .           $(1,476)        $(1,508)
                                                                           -------         -------
                                                                           -------         -------


     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997. The Company experienced a net loss of $1.5 million for the three months ended March 31, 1998 reflecting a $32,000 improvement over the $1.5 million loss for the comparable 1997 period, primarily due to (i) the decrease in net interest income before provision for credit losses ($1.6 million) due to reduced earning assets as a result of the purchase of fewer Installment Contracts and additional sales of Installment Contracts; offset by (ii) reduced operating expenses ($1.0 million) and (iii) a reduced provision for credit losses ($375,000), and increased income from Installment Contract sales and servicing income. Comparisons between the 1998 and 1997 periods are heavily influenced by the Company's reduced operating scale.

     Total interest expense decreased to $875,000 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. The decrease resulted from a decrease in the amount of average debt outstanding relating to owned receivables. The total subordinated debt outstanding at March 31, 1998 decreased to $17.5 million from the total senior and subordinated debt outstanding of $59.3 million at March 31, 1997. The average debt outstanding for the three months ended March 31, 1998 decreased to $25.1 million from $55.3 million for the three months ended March 31, 1997. The weighted average interest rate paid for borrowed funds increased to 13.95% for the three months ended March 31, 1998 from 10.49% for the three months ended March 31, 1997. This is a result of the subordinated debt representing a higher proportion of total debt and the impact of higher borrowing costs under the Revolving Credit Agreement, which increased 98.5% from the comparable period in 1997 to 20.5% for the three months ended March 31, 1998.

     No provision for credit losses was recorded in the three months ended March 31, 1998 compared to a provision of $375,000 for the three months ended March 31, 1997. The decline in the provision for credit losses was due, in part, to the decline in the outstanding balance of net finance receivables owned by the Company. SEE "--Credit Loss Experience."

     The Company's presentation for GECC Installment Contract sales changed as a result of the introduction of SFAS 125 effective January 1, 1997. Loan sales occurring in 1997 are reported as financing transactions; loan sales occurring in 1996 and prior periods are reported as receivables sold. Interest income in 1998 from Installment Contract sales of $1.5 million was reduced by debt related interest expense of $518,000 and the $720,000 provision for credit losses on Installment Contract sales. Net interest income on Installment Contract sales, after provision for credit losses, for the period ended March 31, 1998 was $214,000. For all periods prior to the January 1, 1997 effective date of SFAS 125, GECC Installment Contract sales revenue was included in service fee income.

     Other income, consisting primarily of income from servicing fees and net interest income on Installment Contract sales increased $826,000 for the three months ended March 31, 1998 from $783,000 for the three months ended March 31, 1997.

     Total operating expenses decreased 26.7% to $2.9 million for the three months ended March 31, 1998 compared to $3.9 million for the three months ended March 31, 1997. The number of full time equivalent employees decreased 42.0% at March 31, 1998 when compared to March 31, 1997. The full financial impact of staffing reductions will be reflected in future periods. The Company's other operating expenses decreased 16.2% to $1.6 million for the three months ended March 31, 1998 compared to $1.9 million the three months ended March 31, 1997.

     No income tax expense was recorded for the three months ended March 31, 1998 or for the three months ended March 31, 1997.

CREDIT LOSS EXPERIENCE

     The Company's credit loss reserves are comprised of three components: nonrefundable acquisition discount, allowance for credit losses and refundable dealer reserves. The total of allowance for credit losses, nonrefundable acquisition discount and dealer reserves equaled 14.15% and 11.82% of net owned finance receivables at March 31, 1998 and 1997, respectively. At March 31, 1998, the Company maintained credit loss reserves equal to 12.81% for potential losses on 1997 GECC Installment Contract sale transactions.

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

     The following table presents a reconciliation of the changes in nonrefundable acquisition discount and dealer reserves on its owned receivables for the three months ended March 31, 1998 and 1997:

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      1998                   1997
                                                                 -------------            -----------
                                                                         (DOLLARS IN THOUSANDS)

Balance at beginning of period . . . . . . . . . . . . . . . . .    $  1,176                $1,730
Additions applicable to new volume . . . . . . . . . . . . . . .          --                 1,670
Reductions applicable to accounts sold . . . . . . . . . . . . .      (1,237)                   --
Gross charge-off . . . . . . . . . . . . . . . . . . . . . . . .        (537)               (2,309)
Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . .         729                 1,926
                                                                    --------                ------
Balance at end of period . . . . . . . . . . . . . . . . . . . .    $    131                $3,017
                                                                    --------                ------
                                                                    --------                ------
Balance at end of period as a percentage of net
  finance receivables (owned) at end of period
  (excluding finance receivables held for sale). . . . . . . . .        1.34%                 6.94%



     ALLOWANCE AND PROVISION FOR CREDIT LOSSES/CHARGE-OFFS. The Company maintains an allowance for credit losses at a level that management believes is adequate to absorb potential losses in its finance receivables portfolio. Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience and delinquency trends using static pool analysis, the value of the underlying collateral and general economic conditions and trends. If the amount of nonrefundable acquisition discount associated with a specific pool of Installment Contracts is determined to be insufficient, in the opinion of management, to absorb projected losses for that pool, a provision for credit losses would be charged against earnings. The Company's general policy is to charge-off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days contractually delinquent. The Company's charge-offs through nonrefundable acquisition discount and allowance for credit losses, as a percentage of average owned Installment Contracts (net) annualized, was $1.5 million, or 32.64%, during the three months ended March 31, 1998, and $2.4 million, or 16.42%, during the corresponding period in 1997. The annualized percentage for 1998 losses is distorted as a result of Installment Contract sale transactions undertaken in order to retire Revolving Credit Agreement indebtedness. Installment Contract sales generally exclude delinquent accounts thereby leaving a disproportionate number of delinquent accounts in the remaining owned receivables pool.

     The following table reflects the Company's allowance and provision for credit losses on its owned portfolio (excluding Installment Contract sales) for the three months ended March 31, 1998 and 1997:

                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        1998                    1997
                                                                    ------------             -----------
                                                                             (DOLLARS IN THOUSANDS)

Balance at beginning of period. . . . . . . . . . . . . . . . .       $  2,986                $  6,046
Provision charged to expense. . . . . . . . . . . . . . . . . .             --                     375
Finance receivables charged off . . . . . . . . . . . . . . . .         (1,749)                 (2,028)
Recoveries. . . . . . . . . . . . . . . . . . . . . . . . . . .             13                      (3)
                                                                      --------                ---------
Balance at end of period. . . . . . . . . . . . . . . . . . . .       $  1,250                 $  4,390
                                                                      --------                ---------
                                                                      --------                ---------
Allowance as a percentage of net finance receivables
  (owned) at end of period (excluding finance
  receivables held for sale in 1997)   . . . . . . . . . . . . .         12.81%                   10.10%


     Changes in the allowance for credit losses, in the Company's Installment Contract sales portfolio, for the three months ended March 31, 1998 and 1997 were as follows:


                                                                    For the three months ended March 31,
                                                                        1998                    1997
                                                                    -------------           ------------
                                                                           (Dollars in thousands)
Balance at beginning of period. . . . . . . . . . . . . . . . .           3,354               $   --
  Original allowance for credit losses . . . . . . . . . . . . .             --                   --
  Gross losses run thru allowance. . . . . . . . . . . . . . . .         (1,709)                  --
  Recoveries less expenses & other charges . . . . . . . . . . .            525                   --
  Additional funding to allowance for credit losses. . . . . . .            720                   --
                                                                       --------               ------
Balance at end of period. . . . . . . . . . . . . . . . . . . .        $  2,890               $   --
                                                                       --------               ------
                                                                       --------               ------


     Total charge-off as a percentage of average net Installment Contract sales finance receivables (annualized) was 19.15% for the three months ended March 31, 1998.

DELINQUENCIES

     The Company monitors delinquencies in the managed finance receivables portfolio to gauge overall credit trends. Managed finance receivables that were 30 days and greater contractually delinquent (net of unearned finance charges) were $6.7 million, $14.0 million and $13.0 million, representing 10.3%, 14.2% and 9.1% of net managed finance receivables, as of March 31, 1998, December 31, 1997, and March 31, 1997, respectively. Managed finance receivables that were 60 days and greater contractually delinquent (net of unearned finance charges) were $1.9 million, $4.0 million and $3.0 million, representing 2.8%, 4.1% and 2.1% of net managed finance receivables as of March 31, 1998, December 31, 1997, and March 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations through cash flow from operations and from the periodic sale or securitization of Installment Contracts and other finance receivables.

     Net cash provided by (used in) operating activities totaled ($3.7) million and $628,000 during the three months ended March 31, 1998 and 1997, respectively. Net cash used in operating activities for the three months ended March 31, 1998 and 1997 was affected by net operating losses, a significant decline in the nonrefundable acquisition discount account and by the net change in the allowance for credit losses.

     Net cash provided by (used in) investing activities represents the net investment in, or liquidation of, finance receivables, which for the three-month period ended March 31, 1998 and 1997 was $23.2 million and ($8.0) million, respectively. During the three months ended
March 31, 1998, cash provided from the sale of Installment Contracts was $14.4 million.

     Net cash provided by (used in) financing activities for the three months ended March 31, 1998 and the comparable 1997 period primarily reflects borrowings and repayments under the Revolving Credit Agreement. Net cash provided by (used in) financing activities for the three months ended March 31, 1998 was ($19.0) million, ($15.0) million of which was used to extinguish the Revolving Credit Agreement. Net cash provided by financing activities for the three months ended March 31, 1997 was $8.7 million.

     The self-liquidating nature of Installment Contracts and Other Loans enables the Company to maintain higher debt-to-equity ratios than in most other businesses. The amount of debt the Company incurs from time to time depends on the Company's need for cash and its ability to borrow funds. Although no assurances can be provided in this regard, the Company intends to meet its short- and long-term liquidity needs with cash flow from operations, borrowings under the Revolving Credit Agreement, the sale or securitization of finance receivables and the proceeds from the issuance of securities in the capital markets.

     The Company must comply with customary financial and other covenants under the Indenture. At March 31, 1998, the Company was in breach of the interest coverage ratio and delinquency trigger covenant under its agreements with GECC; and the leverage covenant under its subordinated debt indenture. The Company is seeking waivers with respect to these breaches. The Company expects to remain in violation of these covenants. No assurance can be given that either or both of the Company's subordinated lenders (or trustee under the Indenture) and GECC will not take adverse action in response to the ongoing breaches of covenants. SEE "--Recent Events."

     At March 31, 1998, the Company had total subordinated debt of $17.6 million as compared to total senior and subordinated debt of $32.6 million at December 31, 1997 and $59.3 million at March 31, 1997. The Company has suspended payments owing under all outstanding subordinated notes.

The following table presents the Company's debt instruments and the weighted average interest rates on such instruments for the periods indicated:

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------            FOR THE TWELVE MONTHS
                                                 1998                   1997                 ENDED  DECEMBER 31, 1997
                                              ---------------       ----------------         ------------------------
                                               BALANCE   RATE        BALANCE    RATE          BALANCE           RATE
                                              --------  ------      ---------  ------        ---------        -------
                                                                    (DOLLARS IN THOUSANDS)

SENIOR:
  Revolving Credit Agreement. . . . . . .      $     0    0.00%      $41,400    8.33%         $14,997          12.83%
  Loan from Commonly Controlled
    Company  . . . . . . . . . . . . . .             0    0.00%          289    6.75%              37           6.75%
SUBORDINATED:
  Notes payable . . . . . . . . . . . . .       17,567   12.20%       17,628   12.18%          17,543          12.21%
                                             ---------               -------                  -------
Total debt. . . . . . . . . . . . . . .      $  17,567   12.20%      $59,317   10.49%         $32,577          12.08%
                                             ---------               -------                  -------
                                             ---------               -------                  -------


     The following table sets forth information with respect to maturities of senior and subordinated debt at March 31, 1998:

                                                              LOANS FROM
                                                               COMMONLY
                                           SENIOR BANK         CONTROLLED      SUBORDINATED
     YEAR                                LINES OF CREDIT        COMPANY        NOTES PAYABLE          TOTAL
     ----                                ---------------      -----------      -------------        --------
                                                           (DOLLARS IN THOUSANDS)
     1998  . . . . . . . . . . . . . . .    $    0             $     0           $ 10,275           $ 10,275
     1999  . . . . . . . . . . . . . . .                                              816                816
     2000  . . . . . . . . . . . . . . .                                              812                812
     2001  . . . . . . . . . . . . . . .                                              878                878
     2002  . . . . . . . . . . . . . . .                                              815                815
     Thereafter. . . . . . . . . . . . .                                            3,971              3,971
                                            ------             -------           --------           --------
        Total. . . . . . . . . . . . . .    $    0             $     0           $ 17,567           $ 17,567
                                            ------             -------           --------           --------
                                            ------             -------           --------           --------


     The Company has purchased interest rate caps and interest rate collars in an aggregate notional amount of $35 million. The interest rate cap purchased by the Company in an aggregate notional amount of $15 million provides a return to the Company if the three-month LIBOR rate exceeds 10.5%. The interest rate cap expires in July 1998.

     The interest rate collars, in an aggregate notional amount of $20 million, provides a return to the Company if the three-month LIBOR rate exceeds 8%. The Company must make payments to the counterparties to the interest rate collars if three-month LIBOR falls below 5%. The interest rate collar expires in September 2000.

     The GECC Agreement provides for the purchase by GECC of Installment Contracts, on a revolving basis, having a maximum principal amount of up to $80 million (net) outstanding through June 25, 1998. As of March 31, 1998, $44.6 million (net) principal amount of Installment Contracts was outstanding pursuant to the GECC Agreement. The term of the GECC Agreement expires June 25, 1998.

     Total stockholders' equity at March 31, 1998 was ($3.8) million as compared to ($2.3) million at December 31, 1997 and $8.8 million at March 31, 1997.

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

     3. DRAKE AND MITCHELL V. EAGLE FINANCE CORP., is pending in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 L 6521. The plaintiffs have filed a class action complaint alleging that the Company has violated the Illinois Uniform Commercial Code and the Illinois Sales Finance Agency Act arising out of the repossession of cars purchased by the plaintiffs. The Company has responded to the written discovery initiated by the plaintiffs and has filed its answer, affirmative defenses and counterclaim to the plaintiffs' second amended complaint. In its counterclaim, the Company asserts that it is entitled to a set-off due to the plaintiffs' failures to comply with the terms of their respective retail installment sales contracts. The plaintiffs have withdrawn their motion for class certification without prejudice, and have represented that they would be interested in discussing the settlement of the remaining individual claims. The parties have agreed to settle the individual claims for a total of $3,000.00.

     4. HALL V. EAGLE FINANCE CORP., is pending in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 CH 9328. The class action Complaint alleges that the Company has violated the Illinois Wage Assignment Act by collecting wages after the assignment expired. The parties have reached a settlement agreement which the court has approved. Payments pursuant to the settlement have been made.

     5.    CLEVELAND V. WALLACE AUTO SALES, INC., ET AL., was filed on
September 19, 1997, in the United States District Court for the Northern District of Illinois and is designated by case number 96 C 6045. The complaint alleges that the Company has violated the Illinois Consumer Fraud Act, the Illinois Sales Finance Agency Act and the Federal Racketeer Influenced and Corrupt Organizations Act arising out of the Company's purchase of retail installment contracts through which the plaintiffs purchased a used automobile. The complaint is alleged as a class action, and includes unnamed, and still unknown, directors and officers of the Company. The Company filed a Motion to Dismiss, and the court has dismissed all counts and all defendants with prejudice. The plaintiff's appealed the court's decision to the Seventh Circuit Court of Appeals. Briefing of the appeal has been stayed pending the Seventh Circuit Court's ruling in a similar case.

     6. DELAUGHTER V. SOLARMAR SYSTEMS CORP., a class action complaint by Robert DeLaughter and Mozell Engram, was filed on May 13, 1998, in the Circuit Court of the 11th Judicial Circuit in Dade County, Florida and is designated by case number 98-10887 CA 22. The class action complaint by Robert DeLaughter and Mozell Engram names the Company and Solarmar Systems Corp. as defendants. The putative class of plaintiffs are consumers who entered into home improvement contracts with Solarmar, and, in connection with those contracts, executed promissory notes and mortgages as payment and collateral for the cost of the home improvements. The Company purchased the notes and mortgages from Solarmar and subsequently re-sold them to Solarmar. The complaint seeks, in count I, a declaratory judgment concerning the validity of the notes and mortgages, and, in count II, a ruling ordering the Company and Solarmar to issue satisfactions of the notes and mortgages. The only monetary relief sought is statutory attorneys' fees in connection with count II. The Company intends to defend vigorously the claims made in the complaint.

ITEM 2.    CHANGES IN SECURITIES - None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     The Company is in default under the terms of its subordinated indebtedness. This is more fully disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments".

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.    OTHER INFORMATION - None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          Exhibit
            No.                Description
          -------              -----------

            11                 Statement re computation of per share earnings

            27                 Financial Data Schedule

          (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended March 31, 1998

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EAGLE FINANCE CORP.



Date:  July 6, 1998                /s/  Robert J. Braasch
                                   -------------------------------------
                                   Robert J. Braasch
                                   President and Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                    Financial Officer)

                                      EXHIBIT INDEX
                                      -------------


Exhibit
  No.                  Description
-------                -----------

11                    Statement re computation of per share earnings

27                    Financial Data Schedule