Form 10-Q
period 1998-06-30
EAGLE FINANCE CORP
filed 1998-08-21
CIK 921863

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   (For the Quarterly Period ended June 30, 1998)

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

          Statements of Income (Loss). . . . . . . . . . . . . . . . . . . . . . . .4

          Statements of Changes in Stockholders' Equity (Deficit). . . . . . . . . .5

          Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .6

          Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . .9

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . 22


                            PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . . . 24

Item 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . 24

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . 24

Item 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . 25

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .S-1



                           PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL INFORMATION

     As more fully described in the notes to the Financial Statements, financial information has been restated to conform the Company's quarterly reporting for 1997 and 1998 to the provisions of Financial Accounting Standards Board Statement ("FASB") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FASB 125").

                                EAGLE FINANCE CORP.
                                    BALANCE SHEETS
                  AS OF JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997
                                     (Unaudited)

                                         ASSETS
                                                           JUNE 30,             DECEMBER 31,
                                                       1998          1997           1997
                                                   ------------  ------------  ---------------
Finance receivables, owned . . . . . . . . . . . .  $7,826,531    $39,753,660    $28,455,232
Nonrefundable acquisition discount . . . . . . . .     (98,617)      (796,936)    (1,179,708)
Allowance for credit losses. . . . . . . . . . . .  (1,284,039)    (4,296,219)    (2,986,419)
                                                   ------------  ------------  ---------------
Finance receivables, net owned . . . . . . . . . .   6,443,875     34,660,505     24,289,105
                                                   ------------  ------------  ---------------
Finance receivables, Installment Contract sales. .  18,553,340     28,804,642     27,060,820
Allowance for credit losses related to
   Installment Contract sales. . . . . . . . . . .  (2,549,076)    (3,374,101)    (3,353,808)
Additional allowance represented on titled assets,
   Installment Contract sales. . . . . . . . . . .    (312,200)      (150,765)      (470,113)
                                                   ------------  ------------  ---------------
Finance receivables, net Installment Contract
   sales . . . . . . . . . . . . . . . . . . . . .  15,692,064     25,279,776     23,236,899
                                                   ------------  ------------  ---------------
Excess servicing receivable. . . . . . . . . . . .        --          670,335           --
Cash . . . . . . . . . . . . . . . . . . . . . . .     349,676      3,658,884      1,809,248
Money market investments . . . . . . . . . . . . .   3,000,000        552,863        552,521
Prepaid expenses and debt issuance costs . . . . .     543,843        896,718        834,674
Prepaid expenses other . . . . . . . . . . . . . .      84,983        221,615        195,296
Repossessed or titled assets . . . . . . . . . . .   1,073,972      2,008,584      2,091,011
Income tax receivable. . . . . . . . . . . . . . .     776,457      1,470,529      1,268,152
Other assets . . . . . . . . . . . . . . . . . . .     460,304      2,159,838        548,913
                                                   ------------  ------------  ---------------
                                                 $  28,425,174  $  71,579,647    $54,825,819
                                                   ------------  ------------  ---------------
                                                   ------------  ------------  ---------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Notes payable, Installment Contract Sales. . . . . $16,004,264    $25,430,541    $23,707,012
Senior debt. . . . . . . . . . . . . . . . . . . .        --       20,048,498     15,034,111
Subordinated debt. . . . . . . . . . . . . . . . .  17,543,768     17,631,728     17,543,768
Accrued interest . . . . . . . . . . . . . . . . .     496,818        502,991        162,370
Accounts payable and accrued liabilities . . . . .   1,002,832      2,100,272        694,577
Dealer reserves. . . . . . . . . . . . . . . . . .        --          273,590           --
                                                   ------------  ------------  ---------------
Total liabilities. . . . . . . . . . . . . . . . .  35,047,682     65,987,620     57,141,838
Stockholders' equity (deficit):. . . . . . . . . .
Preferred Stock, authorized 3,000,000 shares;
   none issued . . . . . . . . . . . . . . . . . .        --             --             --
Common Stock:  $.01 par value, authorized
   10,000,000 shares, issued and outstanding
   4,228,690 shares. . . . . . . . . . . . . . . .      42,287         41,891         42,287
Additional paid-in capital . . . . . . . . . . . .  13,593,206     13,514,422     13,593,206
Retained earnings (deficit). . . . . . . . . . . . (20,258,001)    (7,964,286)   (15,951,512)
                                                   ------------  ------------  ---------------
Total stockholders' equity (deficit) . . . . . . .  (6,622,508)     5,592,027     (2,316,019)
                                                   ------------  ------------  ---------------
                                                 $  28,425,174   $ 71,579,647    $54,825,819
                                                   ------------  ------------  ---------------
                                                   ------------  ------------  ---------------

                   See accompanying notes to financial statements.

                                     EAGLE FINANCE CORP.
                                    STATEMENTS OF INCOME
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                        (Unaudited)


                                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                         1998        1997            1998          1997
                                                   -----------    -----------    -----------    -----------
Interest income, owned:
   Interest and fee income, owned receivables . .   $  408,924   $  3,178,395   $  1,619,897   $  6,605,984
   Interest expense, owned receivables (senior
      and subordinated debt) . . . . . . . . . . .    (463,973)    (1,310,153)    (1,339,201)    (2,760,479)
                                                   -----------    -----------    -----------    -----------
Net interest income, owned receivables . . . . . .     (55,049)     1,868,242        280,696      3,845,505
Provision for credit losses, owned receivables . .    (725,600)    (2,793,321)      (725,600)    (3,168,321)
                                                   -----------    -----------    -----------    -----------
Net interest income after provision
   for credit losses, owned receivables. . . . . .    (780,649)      (925,079)       444,904        677,184
                                                   -----------    -----------    -----------    -----------
Interest income, Installment Contract sales:
   Interest income, Installment Contract sales . .   1,163,038      1,046,283      2,615,475      1,046,282
   Interest expense, Installment Contract sales
      (notes payable). . . . . . . . . . . . . . .    (435,800)      (350,441)      (953,492)      (350,441)
   Provision for credit losses, Installment
      Contract sales . . . . . . . . . . . . . . .    (440,559)      (896,020)    (1,160,345)      (896,020)
                                                   -----------    -----------    -----------    -----------
Net interest income after provision for credit
   losses, Installment Contract sales. . . . . . .     286,679       (200,178)       501,638       (200,179)
                                                   -----------    -----------    -----------    -----------
Other income:
   Service fee income. . . . . . . . . . . . . . .     923,275      1,722,442      1,748,987      2,502,897
   Commission and other. . . . . . . . . . . . . .        --            2,634           --            5,044
                                                   -----------    -----------    -----------    -----------
Total other income . . . . . . . . . . . . . . . .     923,275      1,725,076      1,748,987      2,507,941
                                                   -----------    -----------    -----------    -----------
Income before operating expenses . . . . . . . . .     429,305        599,819      1,805,721      2,984,946
Operating expenses:
   Salaries and related costs. . . . . . . . . . .   1,057,099      1,951,323      2,309,903      3,986,468
   Collection expenses . . . . . . . . . . . . . .     334,878        831,257        801,001        831,257
   Other operating expenses. . . . . . . . . . . .   1,868,082      1,024,931      3,001,306      2,882,933
                                                   -----------    -----------    -----------    -----------
Total operating expenses . . . . . . . . . . . . .   3,260,059      3,807,511      6,112,210      7,700,658
                                                   -----------    -----------    -----------    -----------
Loss before income taxes . . . . . . . . . . . . .  (2,830,754)    (3,207,692)    (4,306,489)    (4,715,712)
Applicable income taxes. . . . . . . . . . . . . .        --             --             --             --
                                                   -----------    -----------    -----------    -----------
Net loss . . . . . . . . . . . . . . . . . . . . . $(2,830,754)   $(3,207,692)   $(4,306,489)   $(4,715,712)
                                                   -----------    -----------    -----------    -----------
                                                   -----------    -----------    -----------    -----------
Weighted average common shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . . . .   4,228,690      4,189,100      4,228,690      4,189,100
   Diluted . . . . . . . . . . . . . . . . . . . .   4,228,690      4,189,100      4,228,690      4,189,100
Per share net income (loss) attributable to
   common shares:
   Basic . . . . . . . . . . . . . . . . . . . . .      $(0.67)        $(0.77)        $(1.02)        $(1.13)
   Diluted . . . . . . . . . . . . . . . . . . . .      $(0.67)        $(0.77)        $(1.02)        $(1.13)


             See accompanying notes to financial statements.

                                EAGLE FINANCE CORP.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997.
                                  (Unaudited)


                                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        1998          1997          1998             1997
                                                   ------------  -----------   -------------   --------------
Common stock:
   Balance at beginning of period. . . . . . . . . $    42,287    $    41,891    $    42,287   $     41,891

Additional paid-in capital:
   Balance at beginning and end of period. . . . .  13,593,206     13,514,422     13,593,206     13,514,422
Retained earnings: . . . . . . . . . . . . . . . .
   Balance at beginning of period. . . . . . . . . (17,427,247)    (4,756,594)   (15,951,512)    (3,248,575)
   Net income (loss) . . . . . . . . . . . . . . .  (2,830,754)    (3,207,692)    (4,306,489)    (4,715,711)
                                                   ------------  -----------   -------------   --------------
                                                   (20,258,001)    (7,964,286)   (20,258,001)    (7,964,286)
                                                   ------------  -----------   -------------   --------------
Total stockholders' equity (deficit) . . . . . . . $(6,622,508)    $5,592,027    $(6,622,508)    $5,592,027
                                                   ------------  -----------   -------------   --------------
                                                   ------------  -----------   -------------   --------------


                    See accompanying notes to financial statements.

                             EAGLE FINANCE CORP.
                         STATEMENTS OF CASH FLOWS
              THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                               (Unaudited)


                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                      1998            1997           1998            1997
                                                   ------------  -----------   -------------   --------------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . $(2,830,754)   $(3,207,692)   $(4,306,489)   $(4,715,711)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:.
         Provision for credit losses . . . . . . .     725,600      2,793,321        725,600      3,168,321
         Net finance receivable charge-offs
            against allowance. . . . . . . . . . .    (691,185)    (2,887,052)    (2,427,980)    (4,917,616)
         Decrease  in: . . . . . . . . . . . . . .
            Prepaid expenses . . . . . . . . . . .      55,716         80,438        110,313        151,574
            Excess servicing receivable. . . . . .        --          177,574           --          380,255
            Repossessed or titled assets . . . . .     340,233        903,764      1,017,039      2,240,859
            Other assets . . . . . . . . . . . . .     672,753        384,451         88,609         16,858
            Income tax receivable. . . . . . . . .      25,007      3,406,729        491,695      4,266,729
         Increase (decrease) in: . . . . . . . . .
            Accrued interest . . . . . . . . . . .     315,051        250,180        334,448         34,458
            Accounts payable and accrued
               liabilities . . . . . . . . . . . .     331,551       (415,164)       308,255        201,377
            Dealer reserves. . . . . . . . . . . .        --           (3,091)          --          (13,193)
         Nonrefundable acquisition discount. . . .     (32,232)    (1,943,844)    (1,081,091)      (646,228)
                                                   ------------  -------------   -------------   --------------
Net cash provided by (used in) operating
   activities. . . . . . . . . . . . . . . . . . .  (1,088,260)      (460,386)    (4,739,601)       167,683
                                                   ------------  -------------   -------------   --------------
Cash flows from investing activities:. . . . . . .
   Proceeds from sale of investments . . . . . . .  (3,000,000)        (7,863)    (2,447,479)          (212)
   Proceeds from bulk sale of vehicle retail
      installment notes. . . . . . . . . . . . . .     163,463     30,750,043     14,516,615     30,750,043
   Principal collected on finance receivables,
      owned. . . . . . . . . . . . . . . . . . . .     894,200      3,786,113      3,120,687      9,949,907
   Principal new originations and repurchases
      of finance receivables . . . . . . . . . . .    (971,610)   (12,855,876)    (1,139,310)   (31,364,741)
   Principal write-off on finance receivables,
      owned. . . . . . . . . . . . . . . . . . . .   1,844,552      1,238,211      4,130,709      5,575,057
   Finance receivables, Installment Contract
      sales. . . . . . . . . . . . . . . . . . . .        --      (30,750,043)          --      (30,750,043)
   Principal collected (net of write-offs),
     Installment Contract sales. . . . . . . . . .   3,608,672      5,470,267      7,544,835      5,470,267
                                                   ------------  -------------   -------------   --------------
Net cash provided by (used in) investing
     activities. . . . . . . . . . . . . . . . . .   2,539,277     (2,369,148)    25,726,057    (10,369,722)
                                                   ------------  -------------   -------------   --------------
Cash flows from financing activities:. . . . . . .
   Proceeds from Installment Contract sales. . . .        --       30,750,043           --       30,750,043
   Repayments of borrowings, Installment Contract
      sales. . . . . . . . . . . . . . . . . . . .  (3,672,148)    (5,319,502)    (7,702,748)    (5,319,502)
   Proceeds from draws on bank line of credit
      agreements . . . . . . . . . . . . . . . . .        --       29,592,066           --       39,229,348
   Repayments of borrowings under bank line of
      credit agreements. . . . . . . . . . . . . .        --      (51,092,066)   (14,997,499)   (51,092,066)
   Debt to affiliate . . . . . . . . . . . . . . .        --         (140,764)       (36,612)      (916,677)
   Proceeds from issuance of other debt. . . . . .        --            7,714           --           50,768
   Repayment of other debt . . . . . . . . . . . .     (23,409)        (4,217)          --         (396,760)
   Debt issuance costs . . . . . . . . . . . . . .     141,396         73,383        290,831        284,175
                                                   ------------  -------------   -------------   --------------
Net cash provided by (used in) financing
   activities. . . . . . . . . . . . . . . . . . .  (3,554,161)     3,866,657    (22,446,028)    12,589,329
                                                   ------------  -------------   -------------   --------------
Cash, net change . . . . . . . . . . . . . . . . .  (2,103,144)     1,037,123     (1,459,572)     2,387,290
Cash at beginning of period. . . . . . . . . . . .   2,452,820      2,621,761      1,809,248      1,271,594
                                                   ------------  -------------   -------------   --------------
Cash at end of period. . . . . . . . . . . . . . .    $349,676     $3,658,884       $349,676     $3,658,884
                                                   ------------  -------------   -------------   --------------
                                                   ------------  -------------   -------------   --------------
Supplemental cash flow disclosures - cash paid
    during the period for:
    Interest . . . . . . . . . . . . . . . . . . .    $141,796     $1,094,431       $997,597     $2,760,479
    Income taxes and Illinois replacement tax. . .    $   --       $       15       $    595     $    1,925


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

3. As of January 1, 1997, the Company adopted FASB 125. FASB 125 provides accounting and reporting standards for transfers and servicing of financial assets and retirements of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

4. The Company has restated the financial statements for the three and six months ended June 30, 1997 to restate transactions recorded in prior periods as gain on sale in order to reflect such transactions as financing transactions pursuant to the provisions of FASB 125. Such restatement affects the accounting treatment of Installment Contract (as defined below) sales to General Electric Capital Corporation ("GECC") pursuant to the Asset Purchase Agreement dated as of June 25, 1996, as amended, between the Company and GECC (including the related Servicing Agreement, the "GECC Agreements") (the "1997 GECC Transactions") that occurred during the second and third quarters of 1997. The restatement resulted in the following increases (decreases) for the three and six months ended June 30, 1997:


                                                Three months ended      Six months ended
                                                   June 30, 1997         June 30, 1997
                                                -------------------    ----------------
   Gain on securitization . . . . . . . . . . . .   $(2,621,232)        $(2,621,232)
   Interest income, Installment Contract sales. .     1,046,283           1,046,283
   Interest expense, Installment Contract sales .       350,441             350,441
   Provision for credit losses, Installment
     Contract sales . . . . . . . . . . . . . . .       896,020             896,020
   Service fee income . . . . . . . . . . . . . .       (63,325)            (63,325)
   Net income . . . . . . . . . . . . . . . . . .    (2,758,085)         (2,758,085)
   Retained earnings. . . . . . . . . . . . . . .    (2,758,085)         (2,758,085)
   Net income per share . . . . . . . . . . . . .   $     (0.66)        $     (0.66)


5. In February 1997, FASB Statement No. 128, "Earnings Per Share" ("FASB 128"), was issued. FASB 128 superseded APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FASB 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaced the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

     In management's opinion, SFAS Nos. 130 and 131, did not have a material effect of the Company's financial statements.

THIS REPORT MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY INTENDS SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES REFORM ACT OF 1995, AND IS INCLUDING THIS STATEMENT FOR PURPOSES OF INDICATING SUCH INTENT. FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CERTAIN ASSUMPTIONS, AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS OF THE COMPANY, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE ACTUAL EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OPERATIONS AND FUTURE PROSPECTS OF THE COMPANY INCLUDE, BUT ARE NOT LIMITED TO, ACTIONS BY CREDITORS OR OTHER THIRD PARTIES, THE RESOLUTION OF LEGAL PROCEEDINGS IN WHICH THE COMPANY IS (OR MAY BECOME) INVOLVED, CHANGES IN INTEREST RATES, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE/REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE U.S. GOVERNMENT, INCLUDING POLICIES OF THE U.S. TREASURY AND THE FEDERAL RESERVE BOARD, THE QUALITY OR COMPOSITION OF THE COMPANY'S PORTFOLIO OF FINANCE RECEIVABLES, THE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As more fully described in Note 4 to the Financial Statements, financial information in this report as of, and for the three and six months ended, June 30, 1997 has been restated.

     The Company experienced a significant deterioration in its financial condition primarily due to significant operating losses during the first six months of 1998, and in prior years, that resulted from adverse changes in the sub-prime automobile finance industry and a significant deterioration in the quality of the Company's assets. The Company has been unable to maintain adequate levels of income and net worth to satisfy the requirements of the GECC Agreements (as defined below) and the Indenture dated as of April 15, 1995, under a supplement to which $17 million of its outstanding subordinated notes were issued (the "Indenture") and, as of June 30, 1998 was in default under the GECC Agreements and the Indenture. At June 30, 1998, the Company's funding was effectively limited to its internally generated cash. The Company, among other actions, has restructured operations to reduce overhead and suspended the acquisition of Installment Contracts. As previously announced, the Company has been exploring strategic alternatives and is presently engaged in an orderly liquidation for the benefit of interested stakeholders that is expected to be completed during the second or third quarter of 1999. SEE "--Recent Developments--Sale of Company Assets."

     The Company is a specialized financial services company currently engaged primarily in servicing automobile retail installment sales contracts ("Installment Contracts") for purchases of late model used automobiles by "non-prime" consumers, who typically have limited access to traditional sources of consumer credit. To a lesser extent, the Company services direct consumer loans and finance leases and other retail installment sale contracts (collectively "Other Loans") and offers, as agent, insurance and other products related to consumer finance transactions (collectively "Insurance Products"). The Company maintains its corporate headquarters and a regional office near Chicago in Gurnee, Illinois, and operates a regional office in Tampa, Florida.

     The following is management's discussion and analysis of the financial condition of the Company at June 30, 1998 (unaudited) as compared to June 30, 1997 (unaudited) and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and 1997 (unaudited). This discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report. Data for the three and six months ended June 30, 1998 are not necessarily indicative of results expected for the full fiscal year. The ratios and percentages provided below are calculated using the detailed financial information contained in the Company's financial statements and the financial data included elsewhere in this Form 10-Q. References to "net" finance receivables or Installment Contracts shall mean finance receivables or Installment Contracts, as appropriate, net of unearned finance charges.

RECENT DEVELOPMENTS

SALE OF COMPANY ASSETS


The Company has entered into a letter of intent (the "Letter of Intent") with Eagle Acquisition Services LLC ("Acquisition LLC") pursuant to which a subsidiary of Acquisition LLC ("New Eagle") has agreed, subject to certain conditions, to acquire certain assets from, and assume certain liabilities of, the Company. New Eagle has agreed to acquire all of the assets of the Company except for cash, marketable securities, tax credits and NOL carryforwards, Company-owned finance receivables (including those that have been charged off) and repossessed vehicles. As part of the transaction and subject to the concurrence of certain third parties, the Company and New Eagle will enter into an arrangement whereby New Eagle will service the Company's finance receivables as well as assume certain servicing obligations to third parties including GECC. The sub-servicing arrangement is primarily intended to allow the stakeholders to enjoy the value of the GECC servicing relationship and to ensure that the Company's obligations under the GECC Agreements are performed.

     The transaction with New Eagle is contingent on the completion of due diligence and a financial review by New Eagle, the execution of a definitive purchase agreement and ancillary documents, and the raising of equity capital by Acquisition LLC and/or New Eagle. The parties presently believe that the transaction will be completed during late 1998. Persons that are presently affiliated with the Company (including certain executive officers and directors of the Company and their respective relatives and affiliated companies) are expected to be investors in, and affiliated with, Acquisition LLC and New Eagle.

WAIVER FROM GECC

     The Company has received a waiver from GECC with respect to all current and past defaults (as of the date of such waiver) under the GECC Agreements. Subject to the compliance with certain obligations including those set forth below, the waiver is effective through November 15, 1998.

     In connection with the waiver granted by GECC, (i) Eagle acknowledged the right of GECC to terminate the servicing agreement, (ii) certain financial and performance covenants were modified for the period ending November 15, 1998,
(iii) Eagle agreed to additional reporting obligations, (iv) the level and structures of reserve accounts established under the GECC Agreements were modified, (v) GECC agreed to pay to the Company under certain circumstances, a one-time reserve refund fee in the event the servicing agreement is terminated by GECC prior to January 14, 1999, (vi) Eagle's repurchase right was revised to permit it to repurchase all contracts serviced pursuant to the GECC Agreements when the principal balance thereon is no more than $1 million, and (vii) Eagle agreed to waive and release GECC from any and all claims that Eagle may have against GECC arising on or before August 3, 1998 with respect to the GECC Agreements.

DEFAULT ON SUBORDINATED DEBT


The Company has suspended payments under its outstanding subordinated debt. Subordinated debt primarily consists of the Rising Interest Subordinated Redeemable Securities due 2005 (the "Notes"). At August 1, 1998, the Company had outstanding approximately $17.6 million of subordinated debt, including $17.0 million of Notes. Scheduled monthly interest on the subordinated debt equals approximately $150,000, and the amount of interest due and owing as of the date of filing of this report is approximately $620,000, inclusive of penalty interest. Scheduled monthly interest has been accrued although unpaid. The amount of such accrual approximated $464,000 for the three months ended June 30, 1998. LaSalle National

Bank, as Trustee, has notified the Company that a number of Event of Defaults have occurred under the Indenture between the Company and the Trustee.

RESOLUTION OF LITIGATION

     The Company has settled or otherwise resolved all outstanding non-ordinary course litigation with the exception of certain ongoing litigation in the State of Texas. See "Other Information--Legal Proceedings."

GENERAL

     Installment Contracts represented 99% of the Company's net finance receivables at June 30, 1998. The Company's outstanding balance of owned or serviced (i.e., managed) Installment Contracts declined to $52.3 million as June 20, 1998 from $99.0 million at December 31, 1997 and from $135.3 million at June 30, 1997.


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

     Interest and servicing income on managed Installment Contracts accounts for most of the Company's revenue. The Company did not originate Installment Contracts during the six months ended June 30, 1998, as compared to the origination of $31.0 million of Installment Contracts during the six months ended June 30, 1997. The Company began reducing its purchases of Installment Contracts during the fourth quarter of 1995.

     As reflected in the following table, the Company did not originate any finance receivables during the six months ended June 30, 1998:


                               FOR THE THREE MONTHS ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                           -----------------------------------------   ------------------------------------------
                                    1998                  1997               1998                  1997
                           -------------------  --------------------   -------------------  ---------------------
                                        % OF                   % OF                 % OF                    % OF
                            AMOUNT      TOTAL     AMOUNT       TOTAL     Amount     Total     Amount       Total
                          ----------   -------   ----------   -------   --------   -------  ---------    --------
                                                            (DOLLARS IN THOUSANDS)
Net Installment
   Contracts
   purchased(1). . . . . . $   --        0%      $13,817        100%        $--       0%    $31,014        100%
Net Other
   Loans originated (1). .     --        0%           57          0%         --       0%        116          0%
                          ----------   -------   ----------   -------   --------   -------  ---------    --------
Total. . . . . . . . . . . $   --        0%      $13,874        100%        $--       0%    $31,130        100%
                          ----------   -------   ----------   -------   --------   -------  ---------    --------
                          ----------   -------   ----------   -------   --------   -------  ---------    --------

___________________
(1) Net of unearned finance charges

     During the six months ended June 30, 1998, the Company sold net retail installment contracts ("Installment Contracts") to competitors for $13.0 million in cash, net of non-refundable acquisition discount and allowances for credit losses. Most proceeds were applied to pay off all outstanding amounts under the Company's Revolving Credit Agreement.
As a result, the Revolving Credit Agreement was terminated on March 26, 1998.

FINANCIAL OVERVIEW

     During 1997 and the first half of 1998, several sub-prime automobile finance companies, including the Company, experienced poor loan performance, higher delinquency rates and increased credit losses on their owned or serviced receivables. In addition, during the past several months, a number of finance companies have made strategic decisions to exit the industry. This has contributed to a significant reduction in traditional and non-traditional lending to the industry and a material decline in public market investment into the sub-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

     The following table sets forth certain data relating to the Company's net income for the three and six months ended June 30, 1998 and 1997 and for the year ended December 31, 1997:



                                                            FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                ENDED JUNE 30,      FOR THE YEAR ENDED
                                                           1998           1997           1998            1997     DECEMBER 31, 1997
                                                         ----------     -------       ----------     -----------  -----------------
                                                                                        (DOLLARS IN THOUSANDS)
Average net finance receivables
   Total owned, net. . . . . . . . . . . . . . . . . .   $  8,717      $  49,121      $  14,435      $  52,586      $  47,196
   Serviced:
      GECC, Installment Contract
         sales (1997) (1). . . . . . . . . . . . . . .     20,619         21,910         22,688         21,910         18,651
      GECC, Installment Contract
         sales (1966 and prior) (1). . . . . . . . . .     19,327         49,998         22,328         55,534         46,095
      Securitization . . . . . . . . . . . . . . . . .     10,287         23,351         11,695         25,582         21,720
                                                         ----------     -------       ----------     -----------   ----------------
   Total serviced, net . . . . . . . . . . . . . . . .     50,233         95,259         56,711        103,026         86,466
                                                         ----------     -------       ----------     -----------   ----------------
   Total managed, net. . . . . . . . . . . . . . . . .     58,950        144,380         71,146        155,612        133,662
Average interest bearing
   liabilities (senior and
      subordinated debt and related to
      owned receivables) . . . . . . . . . . . . . . .     17,569         45,456         21,867         49,114         45,321
Total interest and fee income
   (owned) . . . . . . . . . . . . . . . . . . . . . .        409          3,178          1,620          6,606         11,752
Total interest expense (owned) . . . . . . . . . . . .        464          1,310          1,339          2,760          5,476
                                                         ----------     -------       ----------     -----------   ----------------
Net interest income (loss) before
   provision for credit losses
      (owned). . . . . . . . . . . . . . . . . . . . .   $    (55)     $   1,868      $     281      $   3,846      $   6,276
                                                         ----------     -------       ----------     -----------   ----------------


Average interest bearing liabilities
   (Installment Contract sales). . . . . . . . . . . .     17,893         19,524         19,752         19,524         23,687
Total interest and fee income
   (Installment Contract sales). . . . . . . . . . . .      1,163          1,046          2,615          1,046          4,723
Total interest expense (Installment
   Contract sales) . . . . . . . . . . . . . . . . . .        436            350            953            350          1,597
                                                         ----------     -------       ----------     -----------   ----------------
Net interest income before
      provision for credit losses
      (Installment Contract sales) . . . . . . . . . .   $    727      $     696      $   1,662      $     696      $   3,125
                                                         ----------     -------       ----------     -----------   ----------------




Average interest rate earned on
   net finance receivables (owned) . . . . . . . . . .     18.77%         25.88%         22.44%         25.12%         24.90%

Average interest rate on interest
    bearing liabilities (owned). . . . . . . . . . . .     10.56%         11.53%         12.25%         11.24%         12.08%
                                                         ----------     -------       ----------     -----------   ------------
Net interest spread (owned). . . . . . . . . . . . . .      8.20%         14.35%         10.20%         13.88%         12.82%
                                                         ----------     -------       ----------     -----------   ------------
Net interest margin (owned) (2). . . . . . . . . . . .     (2.53)%        15.21%          3.89%         14.63%         13.30%
                                                         ----------     -------       ----------     -----------   ------------

Average interest rate earned on net
      owned finance receivables
      (Installment Contract sales) . . . . . . . . . .     22.56%         19.10%         23.06%         19.10%         25.32%

Average interest rate on interest
      bearing liabilities (Installment
      Contract sales). . . . . . . . . . . . . . . . .      9.74%          7.18%          9.65%          7.18%          6.74%
                                                         ----------     -------       ----------     -----------   ------------

Net interest spread (Installment
      Contract sales). . . . . . . . . . . . . . . . .     12.82%         11.92%         13.40%         11.92%         18.58%
                                                         ----------     -------       ----------     -----------   ------------

Net interest margin (Installment
      Contract sales) (2). . . . . . . . . . . . . . .     14.11%         12.70%         14.65%         12.70%         16.76%
                                                         ----------     -------       ----------     -----------   ------------



---------------------------------
(1) Prior to January 1, 1997, loan sales pursuant to the GECC Agreements were accounted for as off-balance sheet sales transactions pursuant to SFAS No. 77 "Accounting for Sales with Recourse" with servicing and bonus servicing fee income recognized or earned. Effective January 1, 1997, sales pursuant to the GECC Agreements were accounted for as financing transactions pursuant to FASB 125 with interest income recognized on the loan balances under the interest method; interest expense recognized at GECC's fixed spread and charge-off and related provisions for loan losses reflected as transactions impacting the allowance for loan losses, Installment Contract sales.

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



                                     FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,   FOR THE YEAR ENDED
                                         1998        1997                    1998             1997               DECEMBER 31, 1997
                                     ----------------------------------   -----------------------------------  --------------------
Base Servicing fees(1)  . . . . . .    $231,451   $  566,746              $  570,759      $1,252,785              $2,108,397
Bonus/excess servicing fees . . . .     691,824    1,333,271               1,178,228       1,630,367               2,251,853
Amortization of excess servicing
  rights. . . . . . . . . . . . . .          --     (177,575)                     --        (380,255)             (1,050,590)
Adjustment to excess servicing
  rights. . . . . . . . . . . . . .          --           --                      --              --              (1,681,317)
                                       ---------  ------------           ------------    ---------------         ------------
Net servicing fees. . . . . . . . .    $923,275   $1,722,442              $1,748,987      $2,502,897              $1,628,343
                                       ---------  ------------           ------------    ---------------         ------------
                                       ---------  ------------           ------------    ---------------         ------------



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

     For the six months ended June 30, 1998, the average interest rate earned on net finance receivables (owned) decreased by 2.68 percentage points over comparable 1997 periods. The effective cost of borrowings increased 8.99% to 12.25% for the six months ended June 30, 1998 compared to 11.24% in the 1997 period.

     Another significant component of the Company's financial performance is the level of its operating expenses. Operating expenses are influenced by the level of volume and delinquency in the Company's Installment Contracts. The Company is attempting to reduce the number of its employees and operating expenses.

FINANCIAL CONDITION

     Total assets decreased $26.4 million (48.2%) to $28.4 million at June 30, 1998 from $54.8 million at December 31, 1997 primarily due to a decrease in net finance receivables (net of dealer reserves, nonrefundable acquisition discount and allowance for credit losses) to $6.4 million at June 30, 1998 from $24.3 million at December 31, 1997. This decline in assets and finance receivables is, in part, attributable to the sale of Installment Contracts in order to extinguish indebtedness due under the Revolving Credit Agreement. The net amount of owned or serviced Installment Contracts decreased to $52.3 million at June 30, 1998 from $99.0 million at December 31, 1997. The net amount of owned or serviced Installment Contracts was $135.3 million at June 30, 1997.

     Total liabilities decreased $22.1 million (38.7%) to $35.0 million at June 30, 1998 from $57.1 million at December 31, 1997, primarily due to a decrease in senior and subordinated debt to $17.5 million at June 30, 1998 from $32.6 million at December 31, 1997. The decrease in senior and subordinated debt was primarily the result of the Company extinguishing all borrowings under the

Revolving Credit Agreement (as a result of Installment Contract sales) from a $15.0 million balance at December 31, 1997. SEE "--Liquidity and Capital Resources." Total liabilities and stockholders' equity (deficit) decreased $26.4 million (48.5%) to $28.4 million at June 30, 1998 from $54.8 million at December 31, 1997.

RESULTS OF OPERATIONS

     The following table sets forth certain data relating to the Company's results of operations for the three and six months ended June 30, 1998 and 1997:



                                                 FOR THE THREE MONTHS ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
                                                        1998          1997                      1998            1997
                                                        ----          ----                      ----            ----
                                                                              (DOLLARS IN THOUSANDS)
Automobile portfolio interest and fee
  income, owned receivables. . . . . . . . .         $   355          $ 3,110                  $ 1,507          $ 6,460
                                                     -------          -------                  -------          -------
Total interest and fee income, owned
  receivables. . . . . . . . . . . . . . . .         $   409          $ 3,178                  $ 1,620          $ 6,606
Total interest expense, senior and
  subordinated debt. . . . . . . . . . . . .             464            1,310                    1,339            2,760
                                                     -------          -------                  -------          -------
Net interest income (loss) before provision for
  credit losses. . . . . . . . . . . . . . .             (55)           1,868                      281            3,846
Provision for credit losses, owned portfolio             726            2,793                      726            3,168
                                                     -------          -------                  -------          -------
Net interest income (loss) after provision for
  credit losses, owned receivables . . . . .            (781)            (925)                    (445)             678
                                                     -------          -------                  -------          -------

Interest income, Installment Contract sales.           1,163            1,046                    2,615            1,046
Interest expense, Installment Contract sales             436              350                      953              350
Provision for credit losses, Installment
  Contract sales . . . . . . . . . . . . . .             441              896                    1,160              896
                                                     -------          -------                  -------          -------
Net interest income (loss) after provision for
  credit losses, Installment Contract sales (1)          286             (200)                     502             (200)
                                                     -------          -------                  -------          -------

Other Income:
  Servicing income (from Installment
       Contracts). . . . . . . . . . . . . .             923            1,722                    1,749            2,503
  Insurance products commissions . . . . . .              --                3                       --                5
                                                     -------          -------                  -------          -------
Total other income . . . . . . . . . . . . .             923            1,725                    1,749            2,508
                                                     -------          -------                  -------          -------
Salaries and related costs . . . . . . . . .           1,057            1,951                    2,310            3,986
Collection expenses. . . . . . . . . . . . .             335              831                      801              831
Other operating expenses . . . . . . . . . .           1,867            1,026                    3,001            2,885
                                                     -------          -------                  -------          -------
Total operating expenses . . . . . . . . . .           3,259            3,808                    6,112            7,702
                                                     -------          -------                  -------          -------
Loss before taxes. . . . . . . . . . . . . .          (2,831)          (3,208)                  (4,306)          (4,716)
Taxes  . . . . . . . . . . . . . . . . . . .              --               --                       --               --
                                                     -------          -------                  -------          -------
Net loss . . . . . . . . . . . . . . . . . .         $(2,831)         $(3,208)                 $(4,306)         $(4,716)
                                                     -------          -------                  -------          -------
                                                     -------          -------                  -------          -------


(1) 1997 data available only for the three months ended June 30, 1997, annualized quarterly.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997. The Company experienced a net loss of $4.3 million for the six months ended June 30, 1998 reflecting a $410,000 improvement over the $4.7 million loss for the comparable 1997 period. Comparisons between the 1998 and 1997 periods are heavily influenced by the Company's reduced operating scale in 1998 as compared to 1997.

     Interest and fee income from owned receivables decreased 75.5% to $1.6 million from $6.6 million as a result of a 72.6% reduction in average net finance receivables owned. Total interest expense decreased 51.5% to $1.3 million for the six months ended June 30, 1998 from $2.8 million for the six months ended June 30, 1997. The reduction resulted from a decrease in the amount of average debt outstanding relating to owned receivables. Total debt outstanding at June 30, 1998 decreased to $17.5 million from total debt outstanding of $37.7 million at June 30, 1997. This decrease is a result of the retirement of senior secured indebtedness during 1998. The average debt outstanding for the six months ended June 30, 1998 decreased to $21.9 million from $49.1 million for the six months ended June 30, 1997. The weighted average interest rate paid for borrowed funds increased to 12.25% for the six months ended June 30, 1998 from 11.24% for the six months ended June 30, 1997.

     Provision for credit losses decreased to $726,000 for the six months ended June 30, 1998 compared to a provision of $3.2 million for the six months ended June 30, 1997. The decline in the provision for credit losses was due, in part, to the decline in the outstanding balance of net finance receivables owned by the Company. SEE "--Credit Loss Experience."

     The Company's presentation for GECC Installment Contract sales changed as a result of the Company's adoption of FASB 125, effective January 1, 1997. The Company reports 1997 loan sales as financing transactions, while loan sales occurring in 1996 and prior periods are reported as receivables sold. Interest income in 1998 from Installment Contract sales increased $1.6 million to $2.6 million for the six months ended June 30, 1998 from the $1.0 million earned during the comparable 1997 period. Interest income in 1998 from Installment Contract sales was reduced by debt related interest expense of $953,000 for the six months ended June 30, 1998 compared to $350,000 in the comparable 1997 period. For the six months ended June 30, 1998, the provision for credit losses on Installment Contract sales increased $264,000 to $1.2 million from $896,000 in the comparable 1997 period. Net interest income on Installment Contract sales, after provision for credit losses, for the six months ended June 30, 1998 was $502,000 compared to a $200,000 loss in the comparable 1997 period. For all periods prior to the January 1, 1997 effective date of FASB 125, GECC Installment Contract sales revenue was included in service fee income.

     Other income, consisting primarily of income from servicing fees and net interest income on Installment Contract sales, decreased to $1.7 million for the six months ended June 30, 1998 from $2.5 million for the six months ended June 30, 1997, primarily as a result of lower outstanding receivables serviced for third parties.

     Total operating expenses decreased 20.8% to $6.1 million for the six months ended June 30, 1998 compared to $7.7 million for the six months ended June 30, 1997. The number of full time equivalent employees decreased 54.2% at June 30, 1998 when compared to June 30, 1997. The full financial impact of staffing reductions will be reflected in future periods. The Company's other operating expenses increased 2.4% to $3.8 million for the six months ended June 30, 1998 compared to $3.7 million the six months ended June 30, 1997. Other operating expenses for the six months ended June 30, 1998 were impacted by professional fees and costs associated with ongoing litigation.

     No income tax expense was recorded for the six months ended June 30, 1998 or for the six months ended June 30, 1997.

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1997. The Company experienced a net loss of $2.8 million for the three months ended June 30, 1998 reflecting a $377,000 improvement over the $3.2 million loss for the comparable 1997 period. Comparisons between the 1998 and 1997 periods are heavily influenced by the Company's reduced operating scale in 1998 as compared to 1997.

     Interest and fee income from owned receivables decreased 87.1% to $409,000 from $3.2 million as a result of an 82.3% reduction in average net finance receivables owned. Total interest expense decreased 64.6% to $464,000 for the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997. The reduction resulted from a decrease in the amount of average debt outstanding relating to owned receivables. The total subordinated debt outstanding at June 30, 1998 decreased to $17.5 million from the total senior and subordinated debt outstanding of $37.7 million at June 30, 1997. The average debt outstanding for the three months ended June 30, 1998 decreased to $17.6 million from $45.5 million for the three months ended June 30, 1997. The weighted average interest rate paid for borrowed funds decreased to 10.56% for the three months ended June 30, 1998 from 11.53% for the three months ended June 30, 1997.

     Provision for credit losses decreased to $726,000 for the three months ended June 30, 1998 compared to a provision of $2.8 million for the three months ended June 30, 1997. The decline in the provision for credit losses was due, in part, to the decline in the outstanding balance of net finance receivables owned by the Company. SEE "--Credit Loss Experience."

     The Company's presentation for GECC Installment Contract sales changed as a result of the Company's adoption of FASB 125, effective January 1, 1997. The Company reports 1997 loan sales as financing transactions, while loan sales occurring in 1996 and prior periods are reported as receivables sold. Interest income in 1998 from Installment Contract sales increased $117,000 to $1.2 million for the three months ended June 30, 1998 from the $1.0 million earned during the comparable 1997 period. Interest income in 1998 from Installment Contract sales was reduced by debt related interest expense of $436,000 for the three months ended June 30, 1998 compared to $350,000 in the comparable 1997 period. For the three months ended June 30, 1998, the provision for credit losses on Installment Contract sales decreased $455,000 to $441,000 from $896,000 in the comparable 1997 period. Net interest income on Installment Contract sales, after provision for credit losses, for the three months ended June 30, 1998 was $286,000 compared to a $200,000 loss in the comparable 1997 period. For all periods prior to the January 1, 1997 effective date of FASB 125, GECC Installment Contract sales revenue was included in service fee income.

     Other income, consisting primarily of income from servicing fees and net interest income on Installment Contract sales, decreased $802,000 for the three months ended June 30, 1998 from $1.7 million to $923,000 million for the three months ended June 30, 1997 primarily as a result of lower Securitization and GECC (1996 and prior) outstandings.

     Total operating expenses decreased 14.4% to $3.3 million for the three months ended June 30, 1998 compared to $3.8 million for the three months ended June 30, 1997. The Company's other operating expenses increased 82.0% to $1.9 million for the three months ended June 30, 1998 compared to $1.0 million the three months ended June 30, 1997. Other operating expenses for the three months ended June 30, 1998 were impacted by professional fees and costs associated with ongoing litigation.

No income tax expense was recorded for the three months ended June 30, 1998 or for the three months ended June 30, 1997.

CREDIT LOSS EXPERIENCE

     The Company's credit loss reserves are comprised of three components: nonrefundable acquisition discount, allowance for credit losses and refundable dealer reserves. The total of allowance for credit losses, nonrefundable acquisition discount and dealer reserves equaled 17.7% and 12.8% of net owned finance receivables at June 30, 1998 and 1997, respectively. At June 30, 1998, the Company maintained credit loss reserves equal to 13.7% for potential losses on 1997 GECC Installment Contract sale transactions.

     NONREFUNDABLE ACQUISITION DISCOUNT AND DEALER RESERVES. In an effort to achieve an acceptable rate of return and appropriately reflect credit risks generally associated with the Company's automobile finance business, the Company purchases Installment Contracts from dealers at a discount from their principal amount. The discount is nonrefundable, is equal to the difference between (a) the total principal amount to be repaid under the Installment Contract and (b) net funds paid to the dealer, and is allocated to the nonrefundable acquisition discount account. As part of the Company's financing of retail installment sales contracts (other than Installment Contracts), refundable dealer reserves may be established to protect the Company from losses associated with such contracts, and are shown as a liability of the Company.

     The following table presents a reconciliation of the changes in nonrefundable acquisition discount and dealer reserves on its owned receivables for the three and six months ended June 30, 1998 and 1997:



                                               FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                       1998          1997                 1998             1997
                                                       ----          ----                 ----             ----
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period. . . . .              $  131         $3,017              $1,180           $1,730
Additions applicable to new volume. . .                  --          1,432                  --            3,102
Additions/Reductions applicable to
  accounts sold . . . . . . . . . . . .                   5         (3,104)             (1,232)          (3,104)
Gross charge-off. . . . . . . . . . . .              (1,141)        (1,002)             (1,682)          (3,293)
Recoveries. . . . . . . . . . . . . . .               1,104            727               1,833            2,635
                                                    -------        -------             -------          -------
Balance at end of period. . . . . . . .              $   99         $1,070              $   99           $1,070
                                                    -------        -------             -------          -------
                                                    -------        -------             -------          -------
Balance at end of period as a percentage
  of net finance receivables (owned) at
  end of period . . . . . . . . . . . .                1.26%          2.69%               1.26%            2.69%



     ALLOWANCE AND PROVISION FOR CREDIT LOSSES/CHARGE-OFFS. The Company maintains an allowance for credit losses at a level that management believes is adequate to absorb potential losses in its finance receivables portfolio. Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience and delinquency trends using static pool analysis, probable loan impairment, the value of the underlying collateral and general economic conditions and trends. If the amount of nonrefundable acquisition discount associated with a specific pool of Installment Contracts is determined to be insufficient, in the opinion of management, to absorb projected losses for that pool, a provision for credit losses would be charged against earnings. The Company's general policy is to charge-off delinquent accounts when they are deemed uncollectible, and in any event prior to their becoming 90 days contractually delinquent. The Company's charge-offs through nonrefundable acquisition discount and allowance for credit losses, as a percentage of average owned finance receivables (net) annualized, was $2.3 million, or 31.6%, during the six months ended June 30, 1998, and $5.6 million, or 21.2%, during the corresponding period in 1997. The annualized percentage for 1998 losses is distorted as a result of Installment Contract sale transactions undertaken in order to retire senior secured indebtedness and the repurchase of bankrupt accounts previously sold to GECC. Installment Contract sales and replacements generally exclude delinquent accounts, thereby leaving a disproportionate number of delinquent accounts in the remaining owned receivables pool.

     The following table reflects the Company's allowance and provision for credit losses on its owned portfolio (excluding Installment Contract sales) for the three and six months ended June 30, 1998 and 1997:


                                          FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                  1998          1997                   1998           1997
                                                  ----          ----                   ----           ----
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period. . . . .          $1,250        $4,390                 $2,986          $6,046
Provision charged to expense. . . . . .             726         2,793                    726           3,169
Gross charge-off. . . . . . . . . . . .            (700)       (2,902)                (2,449)         (4,959)
Recoveries. . . . . . . . . . . . . . .               8            15                     21              40
                                                 ------        ------                 ------          ------
Balance at end of period. . . . . . . .          $1,284        $4,296                 $1,284          $4,296
                                                 ------        ------                 ------          ------
                                                 ------        ------                 ------          ------
Allowance as a percentage of net
  finance receivables (owned) at end of
  period. . . . . . . . . . . . . . . .           16.41%        10.81%                 16.41%          10.81%

     Changes in the allowance for credit losses, in the Company's Installment Contract sales portfolio (1997 GECC Transactions), for the three and six months ended June 30, 1998 and 1997 were as follows:


                                          FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                   1998          1997                1998            1997
                                                   ----          ----                ----            ----
                                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of period. . . . .          $ 2,890          $    --           $ 3,353            $    --
  Original allowance for credit losses.               --            3,104                --              3,104
  Additional funding to allowance for
    credit losses . . . . . . . . . . .              440              896             1,160                896
  Gross losses run thru allowance . . .           (1,141)            (671)           (2,849)              (671)
  Recoveries (less expenses & other
    charges). . . . . . . . . . . . . .              360               45               885                 45
                                                 -------          -------           -------            -------
Balance at end of period. . . . . . . .          $ 2,549          $ 3,374           $ 2,549            $ 3,374
                                                 -------          -------           -------            -------
                                                 -------          -------           -------            -------
Allowance as a percentage of net
  Installment Contract sales at end of
    period. . . . . . . . . . . . . . .           13.74%        11.71%              13.74%          11.71%

     Total charge-off as a percentage of average net Installment Contract sales finance receivables (annualized) was 15.16% and 17.32% for the three and six months ended June 30, 1998.

DELINQUENCIES

     The Company monitors delinquencies in the managed finance receivables portfolio to gauge overall credit trends. Managed finance receivables that were 30 days and greater contractually delinquent (net of unearned finance charges) were $5.4 million, $14.0 million and $11.8 million, representing 10.5%, 14.2% and 8.7% of net managed finance receivables, as of June 30, 1998, December 31, 1997, and June 30, 1997, respectively. Managed finance receivables that were 60 days and greater contractually delinquent (net of unearned finance charges) were $1.4 million, $4.0 million and $3.1 million, representing 2.7%, 4.1% and 2.3% of net managed finance receivables as of June 30, 1998, December 31, 1997, and June 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations through cash flow from operations and from the periodic sales of finance receivables.

     Net cash provided by (used in) operating activities totaled ($1.1) million and ($460,000) during the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, net cash provided by (used in) operating activities totaled ($4.7) million and $168,000 respectively. Net cash used in operating activities for the three and six months ended June 30, 1998 and 1997 was affected by net operating losses, decreased income tax receivables, decreased repossessed or titled assets and the net change in the allowance for credit losses. For the six months ended June 30, 1998, a significant decline in the nonrefundable acquisition discount occurred.

     Net cash provided by (used in) investing activities represents the net investment in, or liquidation of, finance receivables, which for the three-month period ended June 30, 1998 and 1997 was $2.5 million and ($2.4) million, respectively. For the six months ended June 30, 1998 and 1997, net cash provided by (used in) investing activities was $25.7 million and ($10.4) million, respectively. During the six months ended June 30, 1998, cash provided from the sale of Installment Contracts was $14.5 million.

     Net cash provided by (used in) financing activities for the three months ended June 30, 1998 and the comparable 1997 period primarily reflects borrowings and repayments under the Revolving Credit Agreement. Net cash provided by (used in) financing activities for the three months ended June 30, 1998 was ($3.6) million and net cash provided by financing activities for the three months ended June 30, 1997 was $3.9 million. Net cash provided by financing activities for the six months ended June 30, 1998 and 1997 was ($22.4) million ($15.0 million of which was used to retire senior secured indebtedness) and $12.6 million, respectively.

     Although no assurances can be provided in this regard, the Company intends to meet its short-term liquidity needs with cash flow from operations. As evidenced by the Letter of Intent, the Company is undertaking an orderly liquidation for the benefit of its interested stakeholders, which the Company currently believes will be completed during 1999. Accordingly, the Company presently expects to have limited long-term liquidity needs.

     The Company must comply with customary financial and other covenants under the Indenture. At June 30, 1998, the Company was in breach of the

Indenture. The Company negotiated and received during August 1998, a waiver with GECC with respect to certain breaches under the GECC Agreement. The Company expects to remain in violation of the Indenture. No assurance can be given that either or both of the Company's subordinated lenders (or trustee under the Indenture) and GECC will not take adverse action. SEE "--Recent Developments."

     At June 30, 1998, the Company had total subordinated debt of $17.5 million as compared to total senior and subordinated debt of $32.6 million at December 31, 1997 and $17.6 million at June 30, 1997. The Company has suspended payments owing under all outstanding subordinated notes.

The following table presents the Company's debt instruments and the weighted average interest rates on such instruments for the periods indicated:



                                                        FOR THE SIX MONTHS ENDED JUNE 30,     FOR THE TWELVE MONTHS
                                                              1998               1997        ENDED DECEMBER 31, 1997
                                                        BALANCE   RATE     BALANCE   RATE      BALANCE        RATE
                                                        -------   ----     -------   ----      -------        ----
                                                                               (DOLLARS IN THOUSANDS)
SENIOR:
  Revolving Credit Agreement   . . . . .                $    --    0.00%    $19,900   8.59%     $14,997        12.83%
  Loan from Commonly Controlled
     Company   . . . . . . . . . . . . .                     --    0.00%        148   6.75%          37         6.75%
SUBORDINATED:
  Notes payable  . . . . . . . . . . . .                 17,543   12.25%     17,632  12.18%      17,543        12.21%
                                                         ------             -------              ------
Total debt   . . . . . . . . . . . . . .                $17,543   12.25%    $37,680  11.24%     $32,577        12.08%
                                                         ------             -------              ------
                                                         ------             -------              ------

The following table sets forth information with respect to maturities of senior and subordinated debt at June 30, 1998:



                                                                      LOANS FROM
                                                                       COMMONLY
                                                      SENIOR BANK      CONTROLLED       SUBORDINATED
YEAR                                                LINES OF CREDIT     COMPANY         NOTES PAYABLE          TOTAL
----                                                ---------------   -----------       -------------          -----
                                                                         (DOLLARS IN THOUSANDS)
1998. . . . . . . . . . . . . . . . . . . . . . . . .    $     0          $    0           $    10              $    10
1999. . . . . . . . . . . . . . . . . . . . . . . . .         --              --               813                  813
2000. . . . . . . . . . . . . . . . . . . . . . . . .         --              --               809                  809
2001. . . . . . . . . . . . . . . . . . . . . . . . .         --              --               875                  875
2002. . . . . . . . . . . . . . . . . . . . . . . . .         --              --               812                  812
Thereafter  . . . . . . . . . . . . . . . . . . . . .         --              --            14,224               14,224
                                                         -------          ------           -------              -------
  Total . . . . . . . . . . . . . . . . . . . . . . .    $     0          $    0           $17,543              $17,543
                                                         -------          ------           -------              -------
                                                         -------          ------           -------              -------

     The Company has purchased interest rate caps and interest rate collars in an aggregate notional amount of $35 million. SEE "Quantitative and Qualitative Disclosures About Market Risk." The interest rate cap purchased by the Company in an aggregate notional amount of $15 million provides a return to the Company if the three-month LIBOR rate exceeds 10.5%. The interest rate cap expired in July 1998.

     The interest rate collars, in an aggregate notional amount of $20 million, provides a return to the Company if the three-month LIBOR rate exceeds 8%. The Company must make payments to the counterparties to the interest rate collars if three-month LIBOR falls below 5%. The interest rate collar expires in September 2000.

     Total stockholders' equity (deficit) at June 30, 1998 was ($6.6) million as compared to ($2.3) million at December 31, 1997 and $5.6 million at June 30, 1997.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has only limited involvement with derivative financial instruments (consisting of interest rate caps, collars and floors ranging in maturity from three to five years, and totaling $35 million in notional principal amount) and does not use them for trading purposes. At June 30, 1998 and at December 31, 1997, the Company was a party to a $15 million interest rate cap agreement which entitles the Company to receive payments from a counterparty whenever, and based upon the amount by which, the three-month LIBOR rate exceeds 10.5%. The interest rate cap expired in July 1998. At June 30, 1998 and December 31, 1997, the Company was a party to an interest rate collar agreement of $20 million. This agreement entitles the Company to receive payments from the counterparty whenever, and based upon the amount by which, the three-month LIBOR rate exceeds 8%. The interest rate collar agreement requires the Company to make payments to the counterparty whenever, and based upon the amount by which, the three-month LIBOR rate is less than 5%.

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

     1. REHM V. EAGLE FINANCE CORP. is pending in the United States District Court for the Northern District of Illinois and is designated by case number 96 C 2455. The plaintiff has filed a class action complaint alleging that the Company and three of its directors and officers have violated Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated thereunder. During July, 1998, a verbal agreement regarding settlement was reached among the parties and the Company accrued its expected settlement expense as of June 30, 1998.

     2. SOLARMAR SYSTEMS CORP V. EAGLE FINANCE CORP., RONALD B. CLONTS ET AL. was filed on September 14, 1995 in Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, and is designated as Case No. 95-18056-CA-01. This suit arose out of a settlement agreement entered in 1988 between the plaintiff and the predecessor to the Company (the "Settlement Agreement"), following the plaintiff's bankruptcy. The Company (E.F. Wonderlic & Associates, Inc.) purchased promissory notes from the plaintiff that the plaintiff had received in connection with the sale of hot water heating systems to Florida homeowners. The complaint filed against the Company alleges that the Company breached the Settlement Agreement and fraudulently induced the plaintiff to enter into it. The plaintiff's complaint was dismissed in June, 1996, with leave to amend, primarily on the grounds that the claims were time-barred by the applicable Florida statute of limitations. The plaintiff filed an amended complaint in June, 1996, which asserted essentially the same claims of fraud, violations of the Federal Racketeer Influenced and Corrupt Organizations Act and fraud in the inducement. The Company filed a motion for summary judgment which the Court fully granted during July, 1998.

     3. DRAKE AND MITCHELL V. EAGLE FINANCE CORP., is pending in the Circuit Court of Cook County, Illinois, and is designated as Case No. 97 L 6521. The plaintiffs have filed a class action complaint alleging that the Company has violated the Illinois Uniform Commercial Code and the Illinois Sales Finance Agency Act arising out of the repossession of cars purchased by the plaintiffs. The Company has responded to the written discovery initiated by the plaintiffs and has filed its answer, affirmative defenses and counterclaim to the plaintiffs' second amended complaint. In its counterclaim, the Company asserts that it is entitled to a set-off due to the plaintiffs' failures to comply with the terms of their respective retail installment sales contracts. The plaintiffs have withdrawn their motion for class certification without prejudice, and have represented that they would be interested in discussing the settlement of the remaining individual claims. The parties have agreed to settle the individual claims for a total of $3,000.00. Settlement occurred in August, 1998.

     4. CLEVELAND V. WALLACE AUTO SALES, INC., ET AL., was filed on September 19, 1997, in the United States District Court for the Northern District of Illinois and is designated by case number 96 C 6045. The complaint alleges that the Company has violated the Illinois Consumer Fraud Act, the Illinois Sales Finance Agency Act and the Federal Racketeer Influenced and Corrupt Organizations Act arising out of the Company's purchase of retail installment contracts through which the plaintiffs purchased a used automobile. The complaint is alleged as a class action, and includes unnamed, and still unknown, directors and officers of the Company. The Company filed a Motion to Dismiss, and the court has dismissed all counts and all defendants with prejudice. The plaintiff's appealed the court's decision to the Seventh Circuit Court of Appeals. Briefing of the appeal has been stayed pending the Seventh Circuit Court's ruling in a similar case.

     5. DELAUGHTER V. SOLARMAR SYSTEMS CORP., a class action complaint by Robert DeLaughter and Mozell Engram, was filed on May 13, 1998, in the Circuit Court of the 11th Judicial Circuit in Dade County, Florida and is designated by case number 98-10887 CA 22. The class action complaint by Robert DeLaughter and Mozell Engram names the Company and Solarmar Systems Corp. as defendants. The putative class of plaintiffs are consumers who entered into home improvement contracts with Solarmar, and, in connection with those contracts, executed promissory notes and mortgages as payment and collateral for the cost of the home improvements. The Company purchased the notes and mortgages from Solarmar and subsequently re-sold them to Solarmar. The complaint seeks, in count I, a declaratory judgment concerning the validity of the notes and mortgages, and, in count II, a ruling ordering the Company and Solarmar to issue satisfactions of the notes and mortgages. The only monetary relief sought is statutory attorneys' fees in connection with count II. The Company is incapable of satisfying the notes and mortgages due to prior reassignment to Solarmar. The Company has moved for an order of summary judgment on all asserted claims and the awarding of attorneys' fees.

     6. TRINITY LITIGATION, the Company is presently a party to approximately fifteen legal actions arising in connection with installment contracts purchased from Trinity Acceptance Group, Inc. Counsel for the plaintiffs in these actions has advised the Company that he represents more than 100 other individuals for whom legal actions have not been filed. The Company is presently attempting to reach a global settlement with the counsel for the plaintiff. No assurances can be given that the Company will be successful in settling these actions or that any settlement, if reached, would not have an adverse material effect on the Company.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - None

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

           Exhibit
              No.            Description
           -------           -----------
             10.1            Letter of Intent dated August 6, 1998 between
                             the Company and Eagle Acquisition Services L.L.C.

             10.2            Waiver letter from General Electric Capital
                             Corporation, dated August 3, 1998.

             11              Statement re computation of per share earnings

             27              Financial Data Schedule

          (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 1998

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EAGLE FINANCE CORP.


Date: August 20, 1998                            /s/  Robert J. Braasch
                                                      -----------------
                                                      Robert J. Braasch
                                                      President and Chief
                                                         Financial Officer
                                                      (Duly Authorized Officer
                                                         and Principal
                                                         Financial Officer)

                                EXHIBIT INDEX


EXHIBIT
  NO.          DESCRIPTION

10.1 Letter of Intent dated August 6, 1998 between the Company and Eagle Acquisition Services L.L.C.

10.2 Waiver letter from General Electric Capital Corporation, dated August 3, 1998.

11        Statement re computation of per share earnings

27        Financial Data Schedule