Form 10-Q/A
period 1997-06-30
EAGLE FINANCE CORP
filed 1998-11-04
CIK 921863

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q/A

     [X]           AMENDMENT NO.1 TO QUARTERLY REPORT PURSUANT
                          TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   (For the Quarterly Period ended June 30, 1997)

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

10,000,000 shares of common stock, $0.01 par value per share, were authorized and 4,198,100 shares were issued and outstanding as of June 30, 1997.

EXPLANATION OF AMENDMENT

     This Form 10-Q/A, Amendment No. 1 is intended to amend the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "Original
Report") solely for the limited purpose of revising financial information included in the Original Report for the three and six month periods ending
June 30, 1997 (including the financial data schedule filed as Exhibit 27).
The amended financial information is intended to reflect Installment Contract sales during the second quarter of 1997 to General Electric Capital Corporation ("GECC") pursuant to the Asset Purchase Agreement dated as of June 25, 1996, as amended, between the Company and GECC (including the related Servicing Agreement, the "GECC Agreements") as financing transactions pursuant to the provisions of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") which the registrant adopted as of January 1, 1997. Readers are advised to review the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 for a Management's Discussion and Analysis of Financial Condition and Results of Operations that reflects the impact of FASB 125 on the registrant in 1997.

                                 EAGLE FINANCE CORP.

                                     FORM 10-Q/A

                              ________________________

                                 TABLE OF CONTENTS
                              ________________________


                                                                                 PAGE
                                                                               NUMBER
                           PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

          Statements of Income (Loss). . . . . . . . . . . . . . . . . . . . . . . .5

          Statements of Changes in Stockholders' Equity (Deficit). . . . . . . . . .6

          Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .7

          Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .8

                            PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .S-1


                                       3

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

                            PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

           Exhibit
              No.            Description
           -------           -----------
             27              Financial Data Schedule

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EAGLE FINANCE CORP.


Date: November 4, 1998                            /s/  Robert J. Braasch
                                                      -----------------
                                                      Robert J. Braasch
                                                      President and Chief
                                                         Financial Officer
                                                      (Duly Authorized Officer
                                                         and Principal
                                                         Financial Officer)

                                EXHIBIT INDEX


EXHIBIT
  NO.          DESCRIPTION

27        Financial Data Schedule