Form 10-Q/A
period 1997-09-30
EAGLE FINANCE CORP
filed 1998-11-10
CIK 921863

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

EXPLANATION OF AMENDMENT

     This Form 10-Q/A, Amendment No. 1 is intended to amend the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the "Original Report") solely for the limited purpose of revising financial information included in the Original Report for the three and nine month periods ending September 30, 1997 (including the financial data schedule filed as Exhibit 27). The amended financial information is intended to reflect Installment Contract sales during the second and third quarters of 1997 to General Electric Capital Corporation ("GECC") pursuant to the Asset Purchase Agreement dated as of June 25, 1996, as amended, between the Company and GECC (including the related Servicing Agreement, the "GECC Agreements") as financing transactions pursuant to the provisions of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") which the registrant adopted as of January 1, 1997. Readers are advised to review the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 for a Management's Discussion and Analysis of Financial Condition and Results of Operations that reflects the impact of FASB 125 on the registrant in 1997.

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

          Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .8

                            PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .S-1


                                       3

                           PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL INFORMATION

     As more fully described in the notes to the Financial Statements, financial information has been restated to conform the Company's quarterly reporting for 1997 to the provisions of Financial Accounting Standards Board
Statement ("FASB") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FASB 125").



                                EAGLE FINANCE CORP.
                                    BALANCE SHEETS
                             AS OF SEPTEMBER 30, 1997
                                     (Unaudited)

                                         ASSETS
                                                   SEPTEMBER 30
                                                       1997
                                                   ------------
Finance receivables, owned . . . . . . . . . . . . $46,512,640
Nonrefundable acquisition discount . . . . . . . .    (769,956)
Allowance for credit losses. . . . . . . . . . . .  (4,075,078)
                                                   ------------
Finance receivables, net owned . . . . . . . . . .  41,667,606
                                                   ------------
Finance receivables, Installment Contract sales. .  31,156,662
Allowance for credit losses related to
   Installment Contract sales. . . . . . . . . . .  (3,918,640)
Additional allowance represented on titled assets,
   Installment Contract sales. . . . . . . . . . .    (417,876)
                                                   ------------
Finance receivables, net Installment Contract
   sales . . . . . . . . . . . . . . . . . . . . .  26,820,146
                                                   ------------
Excess servicing receivable. . . . . . . . . . . .     932,464
Cash . . . . . . . . . . . . . . . . . . . . . . .   2,341,969
Money market investments . . . . . . . . . . . . .     552,301
Prepaid expenses and debt issuance costs . . . . .     835,894
Prepaid expenses other . . . . . . . . . . . . . .     326,102
Repossessed or titled assets . . . . . . . . . . .   2,320,328
Income tax receivable. . . . . . . . . . . . . . .   1,467,129
Other assets . . . . . . . . . . . . . . . . . . .   1,352,998
                                                   ------------
                                                 $  78,616,937
                                                   ------------
                                                   ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable, Installment Contract sales. . . . . $27,238,022
Senior debt. . . . . . . . . . . . . . . . . . . .  27,996,177
Subordinated debt. . . . . . . . . . . . . . . . .  17,597,981
Accrued interest . . . . . . . . . . . . . . . . .     152,710
Accounts payable and accrued liabilities . . . . .   2,598,322
Unearned insurance commissions . . . . . . . . . .       1,179
Dealer reserves. . . . . . . . . . . . . . . . . .     271,357
                                                   ------------
Total liabilities. . . . . . . . . . . . . . . . .  75,855,748
Stockholders' equity:. . . . . . . . . .
Preferred Stock, authorized 3,000,000 shares;
   none issued . . . . . . . . . . . . . . . . . .          --
Common Stock:  $.01 par value, authorized
   10,000,000 shares, issued and outstanding
   4,228,690 shares. . . . . . . . . . . . . . . .      42,287
Additional paid-in capital . . . . . . . . . . . .  13,593,206
Retained earnings (deficit). . . . . . . . . . . . (10,874,304)
                                                   ------------
Total stockholders' equity (deficit) . . . . . . .   2,761,189
                                                   ------------
                                                 $  78,616,937
                                                   ------------
                                                   ------------

                   See accompanying notes to financial statements.

                                     EAGLE FINANCE CORP.
                                    STATEMENTS OF INCOME
                       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                       (Unaudited)


                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                      1997                           1997
                                                   -----------                   -----------
Interest income:
   Interest and fee income, owned receivables . .   $2,738,079                  $  9,344,063
   Interest expense, owned receivables (senior
      and subordinated debt) . . . . . . . . . . .  (1,311,917)                   (4,072,396)
                                                   -----------                   -----------
Net interest income, owned receivables . . . . . .   1,426,162                     5,271,667
Provision for credit losses, owned receivables . .  (1,297,225)                   (4,465,546)
                                                   -----------                   -----------
Net interest income after provision
   for credit losses, owned receivables. . . . . .     128,937                       806,121
                                                   -----------                   -----------
Interest income, Installment Contract sales:
   Interest income, Installment Contract sales . .   1,880,397                     2,926,680
   Interest expense, Installment Contract sales
      (notes payable). . . . . . . . . . . . . . .    (626,417)                     (976,858)
   Provision for credit losses, Installment
      Contract sales . . . . . . . . . . . . . . .  (1,176,118)                   (2,072,138)
                                                   -----------                   -----------
Net interest income after provision for credit
   losses, Installment Contract sales. . . . . . .      77,862                      (122,316)
                                                   -----------                   -----------
Other income:
   Service fee income. . . . . . . . . . . . . . .     458,883                     2,961,780
   Commission and other. . . . . . . . . . . . . .          --                         5,044
                                                   -----------                   -----------
Total other income . . . . . . . . . . . . . . . .     458,883                     2,966,824
                                                   -----------                   -----------
Income before operating expenses . . . . . . . . .     665,682                     6,865,309
Operating expenses:
   Salaries and related costs. . . . . . . . . . .   1,941,567                     5,928,035
   Collection expenses . . . . . . . . . . . . . .     373,297                     1,204,554
   Other operating expenses. . . . . . . . . . . .   1,260,836                     4,143,769
                                                   -----------                   -----------
Total operating expenses . . . . . . . . . . . . .   3,575,700                    11,276,358
                                                   -----------                   -----------
Income (loss) before income taxes. . . . . . . . .  (2,910,018)                   (7,625,729)
Applicable income taxes. . . . . . . . . . . . . .          --                            --
                                                   -----------                   -----------
Net income (loss) . . . . . . . . . . . .. . . . . $(2,910,018)                 $ (7,625,729)
                                                   -----------                   -----------
                                                   -----------                   -----------
Weighted average common shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . . . .   4,206,313                     4,194,901
   Diluted . . . . . . . . . . . . . . . . . . . .   4,206,313                     4,194,901
Per share net income (loss) attributable to
   common shares:
   Basic . . . . . . . . . . . . . . . . . . . . .      $(0.58)                     $(1.05)
   Diluted . . . . . . . . . . . . . . . . . . . .      $(0.58)                     $(1.05)


             See accompanying notes to financial statements.

                                EAGLE FINANCE CORP.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)


                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                        1997                        1997
                                                   ------------                -------------
Common stock:
   Balance at beginning of period. . . . . . . . . $    41,891                  $    41,891
   Stock grants. . . . . . . . . . . . . . . . . .         396                          396
                                                   -----------                  -----------
                                                        42,287                       42,287
                                                   -----------                  -----------
Additional paid-in capital:
   Balance at beginning and end of period. . . . .  13,614,422                   13,514,422
   Stock grants. . . . . . . . . . . . . . . . . .      78,784                       78,784
                                                   -----------                  -----------
                                                    13,593,206                   13,593,206
                                                   -----------                  -----------
Retained earnings:
   Balance at beginning of period. . . . . . . . .  (7,964,286)                  (3,248,575)
   Net income (loss) . . . . . . . . . . . . . . .  (2,910,018)                  (7,625,729)
                                                   ------------                 -----------
                                                   (10,874,304)                 (10,874,304)
                                                   ------------                 -----------
Total stockholders' equity. . . . . . . . . . . . .$ 5,975,869                  $ 2,761,189
                                                   ------------                 -----------
                                                   ------------                 -----------


                    See accompanying notes to financial statements.

                             EAGLE FINANCE CORP.
                         STATEMENTS OF CASH FLOWS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                               (Unaudited)


                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                      1997                           1997
                                                   ------------                -------------
Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . $(2,910,018)                  $ (7,625,729)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Provision for credit losses . . . . . . .   1,297,225                     4,465,546
         Net finance receivable charge-offs
            against allowance. . . . . . . . . . .  (1,518,366)                   (6,435,982)
         Decrease (increase) in:
            Prepaid expenses . . . . . . . . . . .    (104,487)                       47,087
            Excess servicing receivable. . . . . .    (262,129)                      118,126
            Repossessed or titled assets . . . . .    (311,744)                    1,929,115
            Other assets . . . . . . . . . . . . .     806,840                       823,698
            Income tax receivable. . . . . . . . .       3,400                     4,270,129
            Deferred income tax. . . . . . . . . .          --                            --
         Increase (decrease) in:
            Accrued interest . . . . . . . . . . .    (350,281)                     (315,823)
            Accrued income tax . . . . . . . . . .          --                            --
            Accounts payable and accrued
               liabilities . . . . . . . . . . . .     498,050                       699,427
            Unearned insurance commissions . . . .       1,179                         1,179
            Dealer reserves. . . . . . . . . . . .      (2,233)                      (15,426)
            Nonrefundable acquisition discount . .     (26,980)                     (673,208)
                                                   -----------                   -----------
Net cash provided by (used in) operating
   activities. . . . . . . . . . . . . . . . . . .  (2,879,544)                   (2,711,861)
                                                   -----------                   -----------
Cash flows from investing activities:
   Proceeds from sale of investments . . . . . . .         562                           350
   Proceeds from bulk sale of vehicle retail
      installment notes. . . . . . . . . . . . . .   6,243,193                    36,933,236
   Principal collected on finance receivables,
      owned. . . . . . . . . . . . . . . . . . . .   3,538,711                    13,488,618
   Principal new originations and repurchases
      of finance receivables . . . . . . . . . . . (23,133,406)                  (54,498,149)
   Principal write-off on finance receivables. . .   6,592,522                    12,167,579
   Finance receivables, Installment Contract
      sales. . . . . . . . . . . . . . . . . . . .  (6,243,193)                  (36,993,236)
   Principal collected (net of write-offs),
     Installment Contract sales. . . . . . . . . .   4,702,823                    10,173,090
                                                   -----------                   -----------
Net cash provided by (used in) investing
     activities. . . . . . . . . . . . . . . . . .  (8,298,788)                  (18,668,510)
                                                   -----------                   -----------
Cash flows from financing activities:
   Proceeds from Installment Contract sales. . . .   6,243,193                    36,993,236
   Repyaments of borrowings, Installment Contract
     sales . . . . . . . . . . . . . . . . . . . .  (4,435,712)                   (9,755,214)
   Proceeds from draws on bank line of credit
      agreements . . . . . . . . . . . . . . . . .  15,080,000                    54,309,348
   Repayments of borrowings under bank line of
      credit agreements. . . . . . . . . . . . . .  (6,994,010)                  (58,086,076)
   Debt to affiliate . . . . . . . . . . . . . . .    (138,311)                   (1,054,988)
   Proceeds from issuance of other debt. . . . . .      23,085                        73,853
   Repayment of other debt . . . . . . . . . . . .     (56,832)                     (453,592)
   Debt issuance costs . . . . . . . . . . . . . .      60,824                       344,999
   Paid in capital . . . . . . . . . . . . . . . .      78,784                        78,784
   Stock grants. . . . . . . . . . . . . . . . . .         396                           396
                                                   -----------                   -----------
Net cash provided by (used in) financing
   activities. . . . . . . . . . . . . . . . . . .   9,861,417                    22,450,746
                                                   -----------                   -----------
Cash, net change . . . . . . . . . . . . . . . . .  (1,316,915)                    1,070,375
Cash at beginning of period. . . . . . . . . . . .   3,658,884                     1,271,594
                                                   -----------                   -----------
Cash at end of period. . . . . . . . . . . . . . .  $2,341,969                    $2,341,969
                                                   -----------                   -----------
                                                   -----------                   -----------
Supplemental cash flow disclosures - cash paid
    during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $1,666,048                    $2,760,479
    Income taxes and Illinois replacement tax. . .  $    1,910                    $    1,925


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

4. The Company has restated the financial statements for the three and nine months ended September 30, 1997 to restate transactions recorded in prior periods as gain on sale in order to reflect such transactions as financing transactions pursuant to the provisions of FASB 125. Such restatement affects the accounting treatment of Installment Contract (as defined below) sales to General Electric Capital Corporation ("GECC") pursuant to the Asset Purchase Agreement dated as of June 25, 1996, as amended, between the Company and GECC (including the related Servicing Agreement, the "GECC Agreements") (the "1997 GECC Transactions") that occurred during the second and third quarters of 1997. The restatement resulted in the following increases (decreases) for the three and nine months ended September 30, 1997:


                                                Three months ended     Nine months ended
                                                September 30, 1997    September 30, 1997
                                                -------------------    ----------------
   Gain on securitization . . . . . . . . . . . .     $(468,563)        $(3,089,795)
   Interest income, Installment Contract sales. .     1,880,397           2,926,680
   Interest expense, Installment Contract sales .      (626,417)           (976,858)
   Provision for credit losses, Installment
     Contract sales . . . . . . . . . . . . . . .    (1,176,118)         (2,072,138)
   Service fee income . . . . . . . . . . . . . .       (65,894)             (2,569)
   Net income . . . . . . . . . . . . . . . . . .      (456,595)         (3,214,680)
   Retained earnings. . . . . . . . . . . . . . .    (3,214,680)         (3,214,680)
   Net income per share . . . . . . . . . . . . .   $     (0.11)        $     (0.77)


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

                                                 EAGLE FINANCE CORP.


Date: November 9, 1998                            /s/  Robert J. Braasch
                                                      -----------------
                                                      Robert J. Braasch
                                                      President and Chief
                                                         Financial Officer
                                                      (Duly Authorized Officer
                                                         and Principal
                                                         Financial Officer)

                                EXHIBIT INDEX


EXHIBIT
  NO.          DESCRIPTION

27        Financial Data Schedule